Form 10-Q
period 2010-06-30
INTEGRYS ENERGY GROUP, INC.
filed 2010-08-05
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, $1 par value, 77,233,327 shares outstanding at July 30, 2010

______________________________________________________________________________
______________________________________________________________________________

		Page
PART II.	OTHER INFORMATION	80

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 6.	Exhibits	80

Signature		81

EXHIBIT INDEX		82

10.1
Credit Agreement with JPMorgan Chase Bank, N.A., U.S. Bank National Association, Wells Fargo Bank, National Association, KeyBank National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Lead Arrangers, Book Managers, and Global Coordinators, dated as of April 23, 2010 (Incorporated by reference to Exhibit 10 to Integrys Energy Group’s Form 8-K filed April 29, 2010)

10.2	Form of Amended Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed May 12, 2010)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

101 *
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended June 30, 2010, filed on August 4, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements tagged as blocks of text.

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of Integrys Energy Group's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of Integrys Energy Group’s subsequently filed Quarterly Reports on Form 10-Q (including this report).  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group's regulated businesses;
●
The individual and cumulative impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, financial reform, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, renewable energy standards, and reliability standards, and changes in tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject;

●
Current and future litigation and regulatory proceedings, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, compliance with Clean Air Act requirements at generation plants, and prudence and reconciliation of costs recovered in revenues through an automatic gas cost recovery mechanism;

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
●
Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand, including the ability to attract and retain customers in Integrys Energy Group's nonregulated energy services business and to adequately forecast its energy usage for nonregulated customers;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share data)	2010	2009	2010	2009

Nonregulated revenues	$404.0	$815.0	$1,050.8	$2,601.3
Utility revenues	610.8	612.6	1,867.4	2,027.1
Total revenues	1,014.8	1,427.6	2,918.2	4,628.4

Nonregulated cost of fuel, natural gas, and purchased power	315.5	708.9	955.1	2,478.0
Utility cost of fuel, natural gas, and purchased power	250.9	271.4	992.4	1,182.0
Operating and maintenance expense	242.3	276.0	510.4	567.3
Goodwill impairment loss	-	-	-	291.1
Restructuring expense	6.5	19.1	9.2	19.1
Net (gain) loss on Integrys Energy Services' dispositions related to strategy change	(25.0)	-	14.8	-
Depreciation and amortization expense	67.9	57.6	132.1	114.5
Taxes other than income taxes	20.6	21.7	48.8	48.6
Operating income (loss)	136.1	72.9	255.4	(72.2)

Miscellaneous income	24.4	20.6	44.8	41.7
Interest expense	(36.6)	(40.0)	(76.0)	(82.7)
Other expense	(12.2)	(19.4)	(31.2)	(41.0)

Income (loss) before taxes	123.9	53.5	224.2	(113.2)
Provision for income taxes	44.5	18.5	94.6	31.3
Net income (loss) from continuing operations	79.4	35.0	129.6	(144.5)

Discontinued operations, net of tax	-	0.3	0.1	0.3
Net income (loss)	79.4	35.3	129.7	(144.2)

Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Noncontrolling interest in subsidiaries	0.3	0.2	0.3	0.3
Net income (loss) attributed to common shareholders	$78.9	$34.7	$128.4	$(145.5)

Average shares of common stock
Basic	77.4	76.8	77.2	76.7
Diluted	77.9	76.8	77.6	76.7

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$1.02	$0.45	$1.66	$(1.90)
Discontinued operations, net of tax	-	-	-	-
Earnings (loss) per common share (basic)	$1.02	$0.45	$1.66	$(1.90)

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$1.01	$0.45	$1.65	$(1.90)
Discontinued operations, net of tax	-	-	-	-
Earnings (loss) per common share (diluted)	$1.01	$0.45	$1.65	$(1.90)

Dividends per common share declared	$0.68	$0.68	$1.36	$1.36

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$233.2	$44.5
Collateral on deposit	18.9	184.9
Accounts receivable and accrued unbilled revenues, net of reserves of $58.9 and $57.5, respectively	598.8	958.0
Inventories	157.7	304.3
Assets from risk management activities	387.4	1,522.1
Regulatory assets	100.1	121.1
Deferred income taxes	83.3	92.9
Assets held for sale	-	26.5
Other current assets	261.1	257.9
Current assets	1,840.5	3,512.2

Property, plant, and equipment, net of accumulated depreciation of $2,930.2 and $2,847.2, respectively	4,932.7	4,945.1
Regulatory assets	1,447.7	1,434.9
Assets from risk management activities	117.3	795.4
Goodwill	642.5	642.5
Other long-term assets	530.1	517.8
Total assets	$9,510.8	$11,847.9

Liabilities and Equity
Short-term debt	$22.5	$222.1
Current portion of long-term debt	327.8	116.5
Accounts payable	413.0	639.4
Liabilities from risk management activities	468.3	1,607.1
Regulatory liabilities	90.5	100.4
Liabilities held for sale	-	0.3
Temporary LIFO liquidation credit	45.0	-
Other current liabilities	304.2	461.8
Current liabilities	1,671.3	3,147.6

Long-term debt	2,064.8	2,394.7
Deferred income taxes	716.2	658.2
Deferred investment tax credits	36.4	36.2
Regulatory liabilities	300.2	277.6
Environmental remediation liabilities	655.4	658.8
Pension and other postretirement benefit obligations	606.7	640.7
Liabilities from risk management activities	144.6	783.1
Asset retirement obligations	200.6	194.8
Other long-term liabilities	137.8	147.4
Long-term liabilities	4,862.7	5,791.5

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 77,194,573 shares issued; 76,798,596 shares outstanding	77.2	76.4
Additional paid-in capital	2,532.1	2,497.8
Retained earnings	369.5	345.6
Accumulated other comprehensive loss	(35.7)	(44.0)
Treasury stock and shares in deferred compensation trust	(16.2)	(17.2)
Total common shareholders' equity	2,926.9	2,858.6

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	(1.2)	(0.9)
Total liabilities and equity	$9,510.8	$11,847.9

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2010	2009
Operating Activities
Net income (loss)	$129.7	$(144.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(0.1)	(0.3)
Goodwill impairment loss	-	291.1
Depreciation and amortization expense	132.1	114.5
Recoveries and refunds of regulatory assets and liabilities	16.1	25.4
Net unrealized (gains) losses on nonregulated energy contracts	(15.6)	106.8
Nonregulated lower of cost or market inventory adjustments	1.3	42.7
Bad debt expense	26.3	41.0
Pension and other postretirement expense	33.8	31.6
Pension and other postretirement contributions	(61.7)	(6.8)
Deferred income taxes and investment tax credit	64.7	(36.7)
Loss on sale of assets	13.5	-
Equity income, net of dividends	(7.2)	(8.1)
Other	10.5	(6.7)
Changes in working capital
Collateral on deposit	177.5	(77.7)
Accounts receivable and accrued unbilled revenues	339.3	897.8
Inventories	140.4	443.4
Other current assets	(2.7)	67.7
Accounts payable	(104.5)	(532.6)
Temporary LIFO liquidation credit	45.0	34.1
Other current liabilities	(180.0)	(34.5)
Net cash provided by operating activities	758.4	1,248.5

Investing Activities
Capital expenditures	(122.8)	(187.6)
Proceeds from the sale or disposal of assets	59.8	17.6
Purchase of equity investments	(5.1)	(15.5)
Other	2.7	(3.0)
Net cash used for investing activities	(65.4)	(188.5)

Financing Activities
Short-term debt, net	(199.6)	(924.1)
Redemption of notes payable	-	(157.9)
Proceeds from sale of borrowed natural gas	21.3	134.4
Purchase of natural gas to repay natural gas loans	(6.0)	(204.0)
Issuance of long-term debt	-	155.0
Repayment of long-term debt	(116.1)	(2.0)
Payment of dividends
Preferred stock of subsidiary	(1.6)	(1.6)
Common stock	(92.7)	(103.5)
Issuance of common stock	18.8	-
Payments made on derivative contracts related to divestitures classified as financing activities	(118.5)	-
Other	(10.0)	(4.0)
Net cash used for financing activities	(504.4)	(1,107.7)

Change in cash and cash equivalents - continuing operations	188.6	(47.7)
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	0.1	-
Net change in cash and cash equivalents	188.7	(47.7)
Cash and cash equivalents at beginning of period	44.5	254.1
Cash and cash equivalents at end of period	$233.2	$206.4

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2010	2009
Cash paid for interest	$70.7	$78.8
Cash paid for income taxes	42.4	21.8

Significant non-cash transactions were:

	Six Months Ended June 30
(Millions)	2010	2009
Construction costs funded through accounts payable	$16.3	$51.8
Equity issued for reinvested dividends	11.2	-
Equity issued for stock-based compensation plans	3.0	-
Intangible assets (customer contracts) received in exchange for risk management assets	-	17.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied to disclosures beginning with the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities from risk management activities.

		June 30, 2010
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$2.6	$27.4
Natural gas contracts	Long-term	1.5	3.2
Financial transmission rights	Current	9.2	1.6
Petroleum product contracts	Current	0.2	-
Petroleum product contracts	Long-term	0.2	-
Total commodity contracts	Current	12.0	29.0
Total commodity contracts	Long-term	1.7	3.2
Cash flow hedges
Natural gas contracts	Current	-	0.7
Natural gas contracts	Long-term	-	0.3

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	138.8	130.2
Natural gas contracts	Long-term	78.8	74.0
Electric contracts	Current	225.2	283.5
Electric contracts	Long-term	29.0	55.8
Total commodity contracts	Current	364.0	413.7
Total commodity contracts	Long-term	107.8	129.8
Foreign exchange contracts	Current	0.9	0.9
Foreign exchange contracts	Long-term	0.4	0.4
Fair value hedges
Interest rate swaps	Current	1.9	-
Cash flow hedges
Natural gas contracts	Current	0.6	3.5
Natural gas contracts	Long-term	-	0.2
Electric contracts	Current	8.0	16.2
Electric contracts	Long-term	7.4	10.7
Total commodity contracts	Current	8.6	19.7
Total commodity contracts	Long-term	7.4	10.9
Interest rate swaps	Current	-	4.3
	Current	387.4	468.3
	Long-term	117.3	144.6
Total		$504.7	$612.9

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

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	June 30, 2010	December 31, 2009
Cash collateral provided to others	$18.9	$184.9
Cash collateral received from others	7.2	55.2

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in Integrys Energy Group's creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The following table shows the aggregate fair value of all derivative instruments with specific credit-risk related contingent features that were in a liability position:

(Millions)	June 30, 2010	December 31, 2009
Integrys Energy Services	$399.1	$555.6
Utility segments	29.6	24.0

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, Integrys Energy Group’s collateral requirement would have been as follows:

(Millions)	June 30, 2010	December 31, 2009
Collateral that would have been required:
Integrys Energy Services	$426.9	$549.3
Utility segments	22.1	17.0
Collateral already satisfied:
Integrys Energy Services
Letters of credit	144.5	51.9
Cash	-	-
Utility segments
Letters of credit	-	-
Cash	-	-
Collateral remaining:
Integrys Energy Services	282.4	497.4
Utility segments	22.1	17.0

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

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$21.6	$(4.8)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	2.8	(2.4)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	0.1	(0.1)
Natural gas contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.1	0.1
Financial transmission rights	Balance Sheet – Regulatory assets (current)	(1.5)	(0.6)
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	5.0	2.7
Petroleum product contracts	Income Statement – Operating and maintenance expense	(0.2)	(0.3)

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$38.8	$54.6
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	4.0	4.3
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	10.4	7.7
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	0.1	0.1
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	-	0.2
Commodity contracts	Income Statement – Operating and maintenance expense	0.2	0.2

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	June 30, 2010		December 31, 2009
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	607.8	N/A	833.2	N/A
Financial transmission rights (millions of kilowatt-hours)	N/A	13,098.8	N/A	4,546.6
Petroleum products (barrels)	63,735	N/A	42,823	N/A

Cash Flow Hedges

PGL uses natural gas contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2011.  PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	Purchases
	June 30, 2010	December 31, 2009
Natural gas (millions of therms)	7.4	9.6

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Natural gas contracts	$-	$0.8	$(1.1)	$0.2

Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30		June 30
(Millions)	Income Statement Presentation	2010	2009	2010	2009
Settled natural gas contracts	Operating and maintenance expense	$(0.3)	$(0.8)	$(0.4)	$(1.4)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting related to these natural gas contracts was not significant during the three and six months ended June 30, 2010, and 2009.  Cash flow hedge ineffectiveness related to these natural gas contracts also was not significant during the three and six months ended June 30, 2010, and 2009.  When testing for effectiveness, no portion of these derivative instruments was excluded.  In the next 12 months, an insignificant pre-tax loss is expected to be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer-related contracts.

The nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

	June 30, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	1,343.5	1,316.1	N/A	2,990.4	2,917.1	N/A
Electric (kilowatt-hours)	31,066.1	26,005.8	N/A	132,200.4	125,983.1	N/A
Interest rate swaps	N/A	N/A	$-	N/A	N/A	$219.2
Foreign exchange contracts	$25.5	$25.5	N/A	$35.1	$35.1	N/A

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

(Millions)	Income Statement Presentation	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Natural gas contracts	Nonregulated revenue	$5.6		$8.8
Natural gas contracts	Nonregulated revenue (reclassified fromaccumulated OCI)	(0.7	) *	(0.4	) *
Electric contracts	Nonregulated revenue	2.5		(78.2)
Electric contracts	Nonregulated revenue (reclassified fromaccumulated OCI)	(1.5	) *	(1.5	) *
Interest rate swaps	Interest expense	0.8		0.4
Total		$6.7		$(70.9)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in the current and/or prior periods.

(Millions)	Income Statement Presentation	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Commodity contracts	Nonregulated revenue	$8.8		$(30.8)
Commodity contracts	Nonregulated revenue (reclassified fromaccumulated OCI)	1.7	*	1.7 *
Interest rate swaps	Interest expense	0.2		0.3
Foreign exchange contracts	Nonregulated revenue	(1.2)		(1.1)
Total		$9.5		$(29.9)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in the current and/or prior periods.

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

		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Income Statement Presentation	2010	2009	2010	2009
Interest rate swap	Interest expense	$-	$-	$(0.7)	$(0.3)
Debt hedged by swap	Interest expense	-	-	0.7	0.3
Total		$-	$-	$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three and six months ended June 30, 2010, and 2009.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three and six months ended June 30, 2010, and 2009.

Cash Flow Hedges

Natural gas and electric futures, forwards, and swaps that are designated as cash flow hedges extend through December 2013.  These contracts are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  In the second quarter of 2010, Integrys Energy Group entered into two interest rate swaps designated as cash flow hedges to hedge the variability in forecasted interest payments on the first $100.0 million of a debt issuance planned for the fourth quarter of 2010.  The nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	June 30, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	114.4	-	N/A	5.9	8.6	N/A
Electric (kilowatt-hours)	9,170.9	-	N/A	7,116.2	-	N/A
Interest rate swaps	N/A	N/A	$100.0	N/A	N/A	$65.6	*

*
Notional amount of two interest rate swaps designated as cash flow hedges to hedge the variability in interest payments on an unsecured term loan through June 2010.  These interest rate swaps settled in the second quarter of 2010.

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Natural gas contracts	$0.5	$(3.7)
Electric contracts	20.6	(3.3)
Interest rate swaps	(3.4)	(2.4)
Total	$17.7	$(9.4)

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	$(0.5)	$(50.5)
Interest rate swaps	0.6	1.5
Total	$0.1	$(49.0)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$(1.5)	$(8.8)
Electric contracts	Nonregulated revenue	(9.3)	(14.2)
Interest rate swaps	Interest expense	0.2	0.5
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	-	0.8
Electric contracts	Nonregulated revenue	(2.0)	(9.6)
Total		$(12.6)	$(31.3)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Settled/Realized
Commodity contracts	Nonregulated revenue	$(21.1)	$(4.4)
Interest rate swaps	Interest expense	0.3	0.6
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	0.1	(0.4)
Total		$(20.7)	$(4.2)

Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Natural gas contracts	Nonregulated revenue	$0.1	$0.1
Electric contracts	Nonregulated revenue	0.5	(0.2)

Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Nonregulated revenue	$(0.5)	$(1.3)

In the next 12 months, subject to changes in market prices of natural gas and electricity, pre-tax losses of $4.4 million and $12.3 million related to cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the hedged transactions occur.  These amounts are expected to be substantially offset by the settlement of the related nonderivative hedged contracts.  In the next 12 months, subject to changes in interest rates, an insignificant pre-tax loss related to cash flow hedges of interest rate swaps is expected to be amortized into earnings beginning when the related debt is issued.

NOTE 4--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included reductions in its workforce.  The following table summarizes the activity related to these restructuring costs:

	Three Months Ended	Six Months Ended
(Millions)	June 30, 2010	June 30, 2010
Accrued restructuring costs at beginning of period	$10.0	$18.0
Add: Adjustments to accrual during the period	(0.2)	0.3	*
Less: Cash payments	5.8	14.3
Accrued restructuring costs at end of period	$4.0	$4.0

*
These restructuring costs were billed to certain companies in accordance with provisions in the operating agreements with these companies that allow Integrys Energy Group to recover a portion of its administrative and general expenses.

Integrys Energy Services Strategy Change

Integrys Energy Group has substantially completed the process of repositioning Integrys Energy Services from focusing on significant growth in competitive wholesale and retail markets across the United States and Canada, to focusing on selected retail markets in the United States and investments in energy assets with renewable attributes.  In connection with this strategy, the following restructuring costs were expensed:

(Millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Employee-related costs	$0.7	$10.8	$2.0	$10.8
Professional fees	5.5	3.0	6.4	3.0
Software write-offs	-	5.2	-	5.2
Miscellaneous	0.5	0.1	0.8	0.1
Total restructuring expense	$6.7	$19.1	$9.2	$19.1

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Condensed Consolidated Statements of Income.

The following table summarizes the activity related to employee-related restructuring expense in 2010.  During the first six months of 2009, no payments were made related to this expense.

	Three Months Ended	Six Months Ended
(Millions)	June 30, 2010	June 30, 2010
Accrued employee-related costs at beginning of period	$4.4	$8.2
Add: Employee-related costs expensed	0.7	2.0
Less: Cash payments	2.5	7.6
Accrued employee-related costs at end of period	$2.6	$2.6

Integrys Energy Group expects to incur total employee-related restructuring expense of approximately $13 million related to the Integrys Energy Services strategy change by the end of 2010, including $12.1 million expensed through June 30, 2010, of which $10.1 million was expensed in 2009.

NOTE 5--DISPOSITIONS

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business segment to focus on selected retail markets in the United States and investments in energy assets with renewable attributes, Integrys Energy Services completed the following sales in 2010.

Sale of Integrys Energy Services of Texas, LP

In June 2010, Integrys Energy Services sold its Texas retail electric marketing business.  The pre-tax gain on the sale of Integrys Energy Services of Texas, LP was $25.3 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.  Customer sales contracts related to the Texas retail electric marketing business were transferred to the buyer effective June 1, 2010.  The underlying commodity supply contracts outstanding at June 30, 2010, were all assigned to the buyer in July 2010.  Integrys Energy Services had transferred all of the market risk associated with the underlying commodity supply contracts by entering into trades with the buyer that mirrored Integrys Energy Services’ underlying commodity supply contracts.  Because all underlying commodity supply contracts have now been assigned to the buyer as of the end of July 2010, the corresponding mirror transactions have been terminated.

The following table shows the carrying values of the major classes of assets and liabilities included in the sale at the closing date:

(Millions)

Current assets from risk management activities	$14.0
Other current assets	2.2
Long-term assets from risk management activities	13.8
Other long-term assets	1.9
Total assets	$31.9

Current liabilities from risk management activities	$35.2
Long-term liabilities from risk management activities	27.3
Total liabilities	$62.5

In addition to the above recognized assets and liabilities, commodity contracts not accounted for as derivative instruments were also transferred to the buyer.

The following table shows the carrying values of the commodity supply contracts that had not been assigned to the buyer as of June 30, 2010:

(Millions)

Current assets from risk management activities	$6.5
Current liabilities from risk management activities	$64.5

The following table shows the carrying values of the remaining mirror transactions associated with the commodity supply contracts referenced above that had not been assigned to the buyer as of June 30, 2010:

(Millions)

Current assets from risk management activities	$65.7
Current liabilities from risk management activities	$7.7

Sale of Remaining Canadian Wholesale Electric Marketing and Trading Portfolio

The majority of Integrys Energy Services' Canadian natural gas and electric power portfolio was sold in September 2009.  In May 2010, Integrys Energy Services completed the sale of its remaining Canadian wholesale electric marketing and trading portfolio.  The pre-tax loss on the sale was $0.4 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

The following table shows the carrying values of the major classes of assets and liabilities included in the sale at the May 2010 closing date:

(Millions)

Current assets from risk management activities	$13.8
Long-term assets from risk management activities	10.5
Total assets	$24.3

Current liabilities from risk management activities	$15.2
Long-term liabilities from risk management activities	9.5
Total liabilities	$24.7

Sale of Renewable Energy Certificates Portfolio

In March 2010, Integrys Energy Services sold its environmental markets business, which consisted of a portfolio of long-term renewable energy certificate contracts with generators, wholesalers, municipalities, cooperatives, and large industrial companies.  The pre-tax gain on the sale of the renewable energy certificate contracts was $2.8 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Sale of United States Wholesale Electric Marketing and Trading Business

In December 2009, Integrys Energy Services entered into a definitive agreement to sell substantially all of its United States wholesale electric marketing and trading business.  Effective February 1, 2010, Integrys Energy Services transferred substantially all of the market risk associated with this business by entering into trades with the buyer that mirrored Integrys Energy Services' underlying wholesale electric contracts.  On March 31, 2010, Integrys Energy Services closed on the sale and transferred title to the majority of the underlying commodity contracts, upon which time the corresponding mirror transactions terminated.  The majority of the remaining underlying commodity contracts that had not been transferred as of March 31, 2010 are expected to be either transferred, or if title is never transferred, will be settled through the normal course of business, at which time the corresponding mirror transactions will terminate.  As of June 30, 2010, approximately 85% of the commodity contracts have been transferred, and the corresponding mirror transactions have been terminated.

In connection with this sale, for a two-year period following the closing, Integrys Energy Services will retain counterparty default risk with approximately 50% of the counterparties to the commodity contracts transferred.  The fair value of the counterparty payment default risk was $0.8 million and was reported as a component of other long-term liabilities.

The following table shows the carrying values of the major classes of assets and liabilities included in the sale at the closing date:

(Millions)

Current assets from risk management activities	$1,375.5
Long-term assets from risk management activities	683.3
Total assets	$2,058.8

Current liabilities from risk management activities	$1,389.8
Long-term liabilities from risk management activities	654.3
Total liabilities	$2,044.1

In addition to the above recognized assets and liabilities, commodity contracts not accounted for as derivative instruments were also transferred to the buyer.

In conjunction with the sale, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained United States retail electric business, at the same prices and other terms previously executed through Integrys Energy Services' United States wholesale electric marketing and trading business that was sold.  The execution of these new third-party derivative contracts resulted in the following assets and liabilities from risk management activities at the closing date:

(Millions)

Current assets from risk management activities	$20.3
Long-term assets from risk management activities	10.3
Total assets	$30.6

Current liabilities from risk management activities	$65.6
Long-term liabilities from risk management activities	23.9
Total liabilities	$89.5

The following table shows the carrying values of the remaining underlying commodity contracts that had not been novated at June 30, 2010:

(Millions)

Current assets from risk management activities	$66.0
Current liabilities from risk management activities	$19.7

The following table shows the carrying values of the remaining mirror transactions associated with the underlying commodity contracts referenced above that had not been novated at June 30, 2010:

(Millions)

Current assets from risk management activities	$22.2
Current liabilities from risk management activities	$68.5

The pre-tax loss on the sale of the United States wholesale electric marketing and trading business was $64.9 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

In March 2010, Integrys Energy Services closed on its remaining wholesale electric commodity contract business with another buyer.  The pre-tax gain on the sale of the commodity contract was $8.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Sale of Generation Businesses in New Brunswick, Canada and Northern Maine, and Associated Retail Electric Contracts

During January 2010, Integrys Energy Services closed on the sale of two of its power generation businesses, which owned generation assets in New Brunswick, Canada and Northern Maine, and subsequently closed on the sale of the associated retail electric contracts and standard offer service contracts in Northern Maine in February 2010.  The proceeds from the sale of the generation companies and associated retail electric contracts were $38.5 million.  The pre-tax gain on the sale was $15.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

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

In conjunction with the sale, Integrys Energy Services entered into derivative contracts with the buyer of the Northern Maine retail electric sales contracts to offset the retained economic hedges associated with the customer contracts sold.  As of the closing date, the carrying values of the derivative contracts were as follows:

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

The second part of the transaction consisted of an option for the buyer to purchase certain natural gas storage and related transportation contracts.  In January 2010, the buyer exercised its option to purchase these wholesale natural gas storage and related transportation contracts.  The pre-tax loss on the sale of these natural gas storage contracts was $1.3 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

In March 2010 and May 2010, Integrys Energy Services closed on the sale of its remaining natural gas storage and related transportation contracts.  The pre-tax net loss on the sale of these natural gas storage contracts was $0.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.  The carrying value of inventories included in the sales was $1.8 million as of the closing date.

Discontinued Operations Resulting from Integrys Energy Services Strategy Change

Energy Management Consulting Business

During the six months ended June 30, 2010, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations when a contingent payment was earned from the sale of its energy management consulting business.  This contingent payment resulted from the ability of the buyer to retain the energy management consulting services for customers who previously contracted with Integrys Energy Services prior to the July 2009 sale.

WPS Niagara Generation, LLC

During the six months ended June 30, 2009, Integrys Energy Services recorded a $0.3 million after-tax gain in discontinued operations related to a refund received in connection with the overpayment for auxiliary power service in prior years.

NOTE 6--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Integrys Energy Group’s electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at June 30, 2010.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three and six months ended June 30, 2010, and 2009.

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Balance at the beginning of period	$404.2	$358.8	$395.9	$346.9
Equity in net income	19.2	18.4	38.7	36.4
Capital contributions	-	6.9	5.1	15.4
Dividends received	(16.0)	(14.9)	(32.3)	(29.5)
Balance at the end of period	$407.4	$369.2	$407.4	$369.2

Financial data for all of ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Income statement data
Revenues	$138.7	$129.0	$277.2	$255.2
Operating expenses	62.5	56.6	125.3	113.6
Other expense	22.1	19.7	42.7	38.0
Net income *	$54.1	$52.7	$109.2	$103.6

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	June 30, 2010	December 31, 2009
Balance sheet data
Current assets	$61.7	$51.1
Noncurrent assets	2,816.0	2,767.3
Total assets	$2,877.7	$2,818.4

Current liabilities	$463.1	$285.5
Long-term debt	1,099.8	1,259.7
Other noncurrent liabilities	83.1	76.8
Members' equity	1,231.7	1,196.4
Total liabilities and members' equity	$2,877.7	$2,818.4

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

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had no changes to the carrying amount of goodwill during the first half of 2010.  Annual impairment tests were completed at all of Integrys Energy Group’s reporting units that carry a goodwill balance in the second quarter of 2010, and no impairments resulted from these tests.  The goodwill recorded at Integrys Energy Group as of June 30, 2010, was as follows:

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

(Millions)	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(20.1)	$12.5	$32.6	$(18.3)	$14.3
Natural gas and electric contract assets (2) (3)	57.1	(53.3)	3.8	71.4	(60.5)	10.9
Natural gas and electric contract liabilities (2)	(10.5)	10.5	-	(10.5)	10.4	(0.1)
Renewable energy credits (4)	4.8	(2.6)	2.2	3.4	(2.1)	1.3
Nonregulated easements (5)	3.8	(0.3)	3.5	3.6	(0.1)	3.5
Emission allowances (6)	1.9	(0.1)	1.8	2.1	(0.2)	1.9
Other	2.4	(0.4)	2.0	2.5	(0.5)	2.0
Total	$92.1	$(66.3)	$25.8	$105.1	$(71.3)	$33.8

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$97.3	$(66.3)	$31.0	$110.3	$(71.3)	$39.0

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at June 30, 2010, was approximately 7 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the February 2007 PEC merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $2.3 million and $1.5 million, respectively, at June 30, 2010, and $6.2 million and $4.7 million, respectively, at December 31, 2009.  The remaining weighted-average amortization period for these intangible assets at June 30, 2010, was approximately 4 years.

(4)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(5)	Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period of approximately 14 years.

(6)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization expense.  Amortization expense for the three months ended June 30, 2010, and 2009, was $1.0 million and $1.6 million, respectively.  Amortization expense for the six months ended June 30, 2010, and 2009, was $2.8 million and $3.0 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$7.0
For year ending December 31, 2011	3.5
For year ending December 31, 2012	2.6
For year ending December 31, 2013	1.8
For year ending December 31, 2014	1.6

Amortization of the natural gas and electric contract intangible assets and liabilities was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended June 30, 2010, and 2009, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $1.7 million and $1.1 million, respectively.  Amortization of these contracts for the six months ended June 30, 2010, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $3.1 million.  Amortization of these contracts for the six months ended June 30, 2009, resulted in a decrease to nonregulated cost of fuel, natural gas, and purchased power of $0.3 million.

Amortization expense related to these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$4.7
For year ending December 31, 2011	0.9
For year ending December 31, 2012	0.5
For year ending December 31, 2013	0.4
For year ending December 31, 2014	0.3

NOTE 9--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	June 30, 2010	December 31, 2009
Commercial paper outstanding	$12.5	$212.1
Average discount rate on outstanding commercial paper	0.43%	0.52%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.30%	0.18%

The commercial paper outstanding at June 30, 2010, matured on July 1, 2010.

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the six months ended June 30:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$104.6	$242.4
Average amount of borrowings under revolving credit facilities	-	231.8
Average amount of short-term notes payable outstanding	10.0	87.0

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	June 30, 2010	December 31, 2009
Revolving credit facility (Integrys Energy Group) (1)	4/23/13	$735.0	$-
Revolving credit facility (Integrys Energy Group)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (2)	6/02/10	-	500.0
Revolving credit facility (Integrys Energy Group) (2)	5/26/10	-	425.0
Revolving credit facility (Integrys Energy Group) (2)	6/04/10	-	35.0
Revolving credit facility (WPS) (3)	4/23/11	115.0	-
Revolving credit facility (WPS) (2)	6/02/10	-	115.0
Revolving credit facility (PEC)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (4)	4/23/13	250.0	-
Revolving credit facility (PGL) (2)	7/12/10	-	250.0
Revolving short-term notes payable (WPS)	11/13/10	10.0	10.0

Total short-term credit capacity		2,010.0	2,235.0

Less:
Letters of credit issued inside credit facilities		174.8	130.4
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		12.5	212.1

Available capacity under existing agreements		$1,812.7	$1,882.5

(1)	In April 2010, Integrys Energy Group entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(2)	These facilities were replaced with new revolving credit agreements in April 2010. Upon entering into the new agreements, the maturing facilities were terminated.

(3)
In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.  WPS has requested authority from the PSCW to enter into a multi-year credit agreement, and, if granted, the credit facility will mature on April 23, 2013.

(4)	In April 2010, PGL entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

At June 30, 2010, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group's and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 10--LONG-TERM DEBT

(Millions)	June 30, 2010	December 31, 2009
WPS	$872.1	$872.1
UPPCO (1)	10.3	10.8
PEC (2)	326.9	327.6
PGL (3)	526.0	576.0
NSG	75.0	75.0
Integrys Energy Group	555.0	555.0
Unsecured term loan – Integrys Energy Group (4)	-	65.6
Other term loan (5)	27.0	27.0
Total	2,392.3	2,509.1
Unamortized discount and premium	0.3	2.1
Total debt	2,392.6	2,511.2
Less current portion	(327.8)	(116.5)
Total long-term debt	$2,064.8	$2,394.7

(1)   On May 3, 2010, UPPCO repaid $0.5 million of its 9.32% First Mortgage Bonds.  Prior to November 1, 2010, UPPCO will make a $0.9 million sinking fund payment under the terms of its First Mortgage Bonds.  As a result, this payment is included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at June 30, 2010.

(2)   In January 2011, PEC's 6.9% unsecured Senior Notes will mature.  As a result, the $326.9 million balance of these notes is included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at June 30, 2010.

(3)    PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at June 30, 2010, was 0.49% for these bonds.

 On March 1, 2010, $50.0 million of PGL's Series MM-2 First and Refunding Mortgage Bonds matured.  PGL repaid the outstanding principal balance on these 4.00% bonds.

(4)    On May 13, 2010, $65.6 million of Integrys Energy Group's term loans matured.  Integrys Energy Group repaid the outstanding principal balance on this unsecured term loan.

(5)   In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At June 30, 2010, the interest rate was 4.23%.  The loan is to be repaid by April 2021.  Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

At June 30, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group's and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 11--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to Integrys Energy Group's asset retirement obligations through    June 30, 2010.

(Millions)	Utilities	Integrys Energy Services		Total
Asset retirement obligations at December 31, 2009	$194.8	$0.3	*	$195.1
Accretion	5.8	-		5.8
Asset retirement obligations transferred in sale	-	(0.3)		(0.3)
Asset retirement obligations at June 30, 2010	$200.6	$-		$200.6

*      This amount was classified as held for sale at December 31, 2009, as it was related to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

NOTE 12--INCOME TAXES

Integrys Energy Group's effective tax rate for the three and six months ended June 30, 2010, was 35.9% and 42.2%, respectively.  The effective tax rate for the three and six months ended June 30, 2009, was 34.6% and (27.7)%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the 2009 goodwill impairment loss.

The effective tax rate for the six months ended June 30, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, Integrys Energy Group expensed $11.8 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction of the provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes.

The effective tax rate for the six months ended June 30, 2009, was lower than the federal tax rate of 35%, primarily because a large portion (approximately $186.2 million) of the $291.1 million goodwill impairment loss recognized in the first quarter of 2009 was not deductible for income tax purposes.

For the three and six months ended June 30, 2010, Integrys Energy Group's liability for unrecognized tax benefits decreased $4.4 million and $4.5 million, respectively, related to favorable results on IRS examinations.

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

The obligations described below are as of June 30, 2010.

●
The electric utility segment has obligations of $224.3 million related to coal supply and transportation that extend through 2016, obligations of $1,068.1 million for either capacity or energy related to purchased power that extend through 2027, and obligations of $9.8 million for other commodities that extend through 2013.

●	The natural gas utility segment has obligations of $1,200.1 million related to natural gas supply and transportation contracts that extend through 2028.
●
Integrys Energy Services has obligations of $537.4 million related to energy and natural gas supply contracts that extend through 2019.  The majority of these obligations end by 2012, with obligations of $90.3 million extending beyond 2012.

●	Integrys Energy Group also has commitments of $565.7 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA, and has met with the EPA on several occasions and has exchanged proposals related to a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at the Weston and Pulliam generation stations.  WPS is in the process of analyzing the allegations and has had discussions with the Sierra Club, but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin Power and Light (WP&L), Madison Gas and Electric Company (MG&E), and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  The parties received the Sierra Club’s initial demand and are in the process of analyzing the allegations, as well as the demand, and have had discussions with the Sierra Club regarding a possible resolution.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L (Units 3, 4, and 5), Wisconsin Electric (Unit 5), and WPS (Unit 4) and operated by WP&L.  The parties are in the process of analyzing the Sierra Club's actions.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  The parties are in the process of analyzing the allegations and have had discussions with the Sierra Club.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  The joint owners met with the EPA to begin discussions on a possible resolution and have received the EPA’s initial demand.  WP&L is the operator of these plants and, along with the joint owners, is in the process of analyzing the NOV and has responded to the EPA’s initial demand.  Integrys Energy Group is also reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.  On May 13, 2010, the Wisconsin Court of Appeals issued a ruling affirming that the WDNR’s decisions on BACT, sulfur dioxide, and nitrogen oxide were reasonable.  One issue, visible emissions, was sent back to the WDNR for further proceedings.  The WDNR and WPS filed a Motion for Clarification on the issue of further proceedings on the visibility issue.  The Court of Appeals withdrew its May 13, 2010 decision, and on June 24, 2010, it reaffirmed its decision on all other matters but clarified the visibility issue and directed the WDNR to reopen the permit and establish specific visibility limits.  Integrys Energy Group is currently unsure how the WNDR will respond and is considering all of its options, including appeal.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenges are finally resolved, Integrys Energy Group will not be able to make a final determination of the probable impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is very likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the condensed consolidated financial statements of Integrys Energy Group.

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

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generating station was issued by the WDNR on April 30, 2009.  On June 28, 2010, the EPA issued an order granting the Sierra Club’s petition to object to the Title V permit.  The order directs the WDNR to respond to the comments raised by the Sierra Club in its Petition (filed June 25, 2009).  Integrys Energy Group will be working with the WDNR to address the order.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  As of March 22, 2010, the WDNR has reopened the permit to address the EPA’s order and, although final resolution is unknown, potential outcomes could include a revised permit.  The parties continue to discuss the matter with the WDNR to seek a resolution.  On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  Specifically, they allege that the EPA has failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of June 30, 2010, WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA issued a draft CAIR replacement rule for comment on July 6, 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.  Integrys Energy Group will continue to evaluate the impacts of any subsequent rulemaking.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Twenty of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  Integrys Energy Group estimated and accrued for $653.9 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2010.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $665.7 million, which is net of insurance recoveries received of $56.9 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2010.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy, the EPA contacted the surety and the surety stated that it will provide the EPA access to the surety bond funds which are expected to fund a significant portion of GM's liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.

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

Unless there is a successful legal challenge that stays the rule (several lawsuits have been filed), the EPA will begin regulating greenhouse gas emissions under the CAA in 2011.  At that time, the EPA and the states will apply the BACT requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

Escanaba Water Permit Issues

UPPCO operates the Escanaba Generating Station (EGS) under contract with its owner, the City of Escanaba (City).  While the City owns the water permits for EGS, UPPCO's personnel provide testing and certification of waste water discharges.  In September 2008, UPPCO became aware of potential water discharge permit violations regarding reported pH and oil and grease readings at EGS.  Corrective actions were implemented at the plant, notification was provided to the City, and UPPCO self reported the potential permit violations to the Michigan Department of Environmental Quality (MDEQ – now called the Michigan Department of Natural Resources and Environment, MDNRE).  UPPCO filed a final report with the MDNRE on November 25, 2008, and a copy was sent to the City.

In March 2009, MDNRE began its investigation into this matter.  Depending upon the results of the MDNRE's review of the information provided by UPPCO, the MDNRE, in consultation with the Michigan Attorney General's Office, may assess a fine and/or seek criminal charges against UPPCO, assess a fine and/or seek criminal charges against the former manager who certified the reports, and/or close out the investigation.  In October 2009, the matter was referred to the Delta County District Attorney’s office for potential criminal charges against the former manager.  Those charges have been resolved on a misdemeanor basis.  To date, UPPCO has responded to all information requests from the MDNRE, no charges have been brought against UPPCO, and UPPCO believes that this matter is now closed.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery.  The balance of the conservation and weatherization funding that remained unpaid as of June 30, 2010, was $10.0 million, of which $5.0 million was included in other current liabilities, and $5.0 million was included in other long-term liabilities.  PEC also agreed to implement a reconnection program for certain customers, and PGL and NSG implemented this program.  Finally, PEC agreed to internal audits and an external audit of natural gas supply practices. Four of the five annual internal audits required by the settlement agreement have been completed.  The external audit was completed in April 2008, and PGL and NSG completed their responses to the external auditor's recommendations in March 2009.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  The ICC staff and interveners (the AG, the Citizens Utility Board, and Chicago, filing jointly) each filed testimony recommending disallowances for PGL and NSG for a bank natural gas adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation cases, which PGL and NSG did not contest.  In addition, the interveners recommended a disallowance for PGL of $13.9 million (reduced to $11.0 million in their brief) associated with PGL's provision of interstate hub services.  The ICC staff does not support the interveners' proposal, and PGL does not believe the proposal has merit.  The Administrative Law Judge’s proposed order rejected the interveners’ proposal.  Briefing on the proposed order concluded on June 4, 2010.  For NSG, there were no contested issues, and the ICC issued an order on May 25, 2010.

Reconciliations of subsequent periods had been held in abeyance pending the outcome of the fiscal 2006 Gas Charge reconciliation cases, but a procedural schedule has been set for the 2007 Gas Charge reconciliation cases.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On May 26, 2010, the Illinois Supreme Court denied PEC’s Petition for Leave to Appeal challenging class certification.  The case remains pending in the Circuit Court and the parties are currently engaged in settlement discussions.

NOTE 14--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at June 30, 2010	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$854.3	$529.8	$53.1	$-	$271.4
Standby letters of credit (2)	175.3	174.8	0.4	0.1	-
Surety bonds (3)	3.2	2.1	1.1	-	-
Other guarantees (4)	73.8	-	-	50.0	23.8
Total guarantees	$1,106.6	$706.7	$54.6	$50.1	$295.2

(1)
Consists of parental guarantees of $659.4 million to support the business operations of Integrys Energy Services; $126.0 million and $58.9 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at both PEC and IBS to support business operations.  These guarantees are not reflected on the Condensed Consolidated Balance Sheets.

(2)
At Integrys Energy Group's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to Integrys Energy Group.  Amount consists of $158.5 million issued to support Integrys Energy Services' operations; $10.4 million issued for workers compensation coverage in Illinois; $4.8 million related to letters of credit at WPS; and $1.6 million related to letters of credit at UPPCO, MGU, NSG, MERC, and PGL.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Condensed Consolidated Balance Sheets.

(4)
Consists of (1) $50.0 million related to the sale agreement for Integrys Energy Services' United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (2) $10.0 million related to the sale agreement for Integrys Energy Services' Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions.  An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (3) a $5.0 million environmental indemnification provided by Integrys Energy Services related to the sale of the Stoneman generation facility, under which Integrys Energy Group expects that the likelihood of required performance is remote; and (4) $8.8 million related to other indemnifications and workers compensation coverage.  This amount is not reflected on the Condensed Consolidated Balance Sheets.

Integrys Energy Group has provided total parental guarantees of $912.3 million on behalf of Integrys Energy Services, as shown in the table below.  Integrys Energy Group's exposure under these guarantees related to open transactions at June 30, 2010, was approximately $610 million based on an assumption that 60 days of payables are outstanding, as well as the valuation of forward contracts.

(Millions)	June 30, 2010
Guarantees supporting commodity transactions	$659.4
Standby letters of credit	158.5
Guarantees of subsidiary debt *	27.0
Surety bonds	1.7
Other	65.7
Total guarantees	$912.3

*
Consists of outstanding debt at an Integrys Energy Services subsidiary, which is not included in the total Integrys Energy Group guarantee amounts above, because the debt is reflected on the Condensed Consolidated Balance Sheets.

NOTE 15--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$9.2	$10.1	$20.1	$19.4	$3.7	$3.4	$8.2	$7.1
Interest cost	19.4	20.7	40.0	40.5	6.6	6.2	13.7	13.3
Expected return on plan assets	(23.8)	(23.1)	(46.1)	(46.3)	(4.8)	(4.5)	(9.5)	(8.9)
Amortization of transition obligation	-	-	-	-	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.3	1.3	2.6	2.5	(0.9)	(0.9)	(1.9)	(1.9)
Amortization of net actuarial loss (gain)	1.2	0.7	4.1	0.9	0.2	(1.0)	0.9	(0.7)
Amortization of merger related regulatory adjustment (1)	-	3.5	-	6.3	-	1.2	-	1.7
Regulatory deferral (2)	1.1	(0.8)	2.2	(1.6)	(0.3)	(0.4)	(0.6)	(0.8)
Net periodic benefit cost	$8.4	$12.4	$22.9	$21.7	$4.5	$4.0	$10.9	$9.9

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

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2010, $61.5 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  Integrys Energy Group expects to contribute $4.2 million to its pension plans and $35.6 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 16--STOCK-BASED COMPENSATION

Stock Options

Compensation cost recognized for stock options during the three and six months ended June 30, 2010, and 2009, was not significant.  As of June 30, 2010, $2.6 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.1 years.

Cash received from option exercises during the six months ended June 30, 2010, was $12.2 million.  The tax benefit realized from these option exercises was $4.9 million.

A summary of stock option activity for the six months ended June 30, 2010, and information related to outstanding and exercisable stock options at June 30, 2010, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2009	3,133,286	$47.06
Granted	554,092	41.58
Exercised	327,542	37.13		$2.2
Forfeited	149,875	43.03		0.3
Expired	58,249	49.68		-
Outstanding at June 30, 2010	3,151,712	$47.28	6.60	$2.7
Exercisable at June 30, 2010	1,930,718	$48.94	5.36	$0.5

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax value that would have been received by the option holders had they all exercised their options at June 30, 2010.  This is calculated as the difference between Integrys Energy Group's closing stock price on June 30, 2010, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

Compensation cost recorded for performance stock rights during the three months ended June 30, 2010, and 2009, was not significant.  Compensation cost recorded for performance stock rights during the six months ended June 30, 2010, and 2009, was $2.5 million and $2.2 million, respectively.  As of June 30, 2010, $4.6 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 2.2 years.

A summary of the activity related to performance stock rights for the six months ended June 30, 2010, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	301,090	$45.33
Granted	150,481	42.45
Distributed	45,847	53.29
Forfeited	37,849	42.54
Expired	26,009	53.45
Outstanding at June 30, 2010	341,866	$42.69

Restricted Shares and Restricted Share Units

Compensation cost recognized for restricted share and restricted share unit awards during the three months ended June 30, 2010, and 2009, was not significant.  Compensation cost recognized for these awards during the six months ended June 30, 2010, and 2009, was $2.8 million and $2.4 million, respectively.  As of June 30, 2010, $10.2 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.8 years.

A summary of the activity related to restricted share and restricted share unit awards for the six months ended June 30, 2010, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	346,858	$45.55
Granted	210,452	41.66
Vested	93,994	46.17
Forfeited	44,893	45.19
Outstanding at June 30, 2010	418,423	$43.49

NOTE 17--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Net income (loss) attributed to common shareholders	$78.9	$34.7	$128.4	$(145.5)
Cash flow hedges, net of tax *	20.1	25.3	7.7	(5.4)
Foreign currency translation, net of tax	(0.7)	1.8	0.1	1.3
Amortization of unrecognized pension and other postretirement benefit costs, net of tax	-	-	0.5	(0.2)
Unrealized loss on available-for-sale securities, net of tax	-	0.1	-	0.1
Total comprehensive income (loss)	$98.3	$61.9	$136.7	$(149.7)

*
For the three months ended June 30, 2010, and 2009, the tax was $13.0 million and $15.6 million, respectively.  The tax was $7.3 million for the six months ended June 30, 2010, and the tax benefit was $4.6 million for the six months ended June 30, 2009.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2009, to June 30, 2010.

(Millions)	Six Months Ended June 30, 2010
December 31, 2009 balance	$(44.0)
Cash flow hedges	7.7
Foreign currency translation	0.1
Amortization of unrecognized pension and other postretirement benefit costs	0.5
June 30, 2010 balance	$(35.7)

NOTE 18--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding was as follows:

	June 30, 2010			December 31, 2009
	Shares	Average Cost		Shares	Average Cost
Common stock issued	77,194,573			76,418,843
Less:
Deferred compensation rabbi trust	379,062	$42.76	(1)	402,839	$42.58	(1)
Restricted stock	16,915	$54.76	(2)	35,861	$55.33	(2)
Total shares outstanding	76,798,596			75,980,143

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

Integrys Energy Group had the following changes to issued common stock during the six months ended June 30, 2010:

Integrys Energy Group's common shares
Common stock at December 31, 2009	76,418,843
Shares issued
Stock Investment Plan	380,993
Stock-based compensation	407,648
Restricted stock shares retired	(12,911)
Common stock at June 30, 2010	77,194,573

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the three months ended June 30, 2010, and 2009, excluded 2.1 million and 3.2 million, respectively, out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the six months ended June 30, 2010, excluded 1.9 million out-of-the-money stock options that had an anti-dilutive effect.  The effects of an insignificant number of in-the-money securities were not included in the computation for the six months ended June 30, 2009, because there was a net loss, which would cause the impact to be anti-dilutive.  The calculation also excluded 3.2 million out-of-the-money stock options for the six months ended June 30, 2009.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income (loss) from continuing operations	$79.4	$35.0	$129.6	$(144.5)
Discontinued operations, net of tax	-	0.3	0.1	0.3
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Noncontrolling interest in subsidiaries	0.3	0.2	0.3	0.3
Net income (loss) attributed to common shareholders	$78.9	$34.7	$128.4	$(145.5)

Denominator:
Average shares of common stock – basic	77.4	76.8	77.2	76.7
Effect of dilutive securities
Stock-based compensation	0.5	-	0.4	-
Average shares of common stock – diluted	77.9	76.8	77.6	76.7

Earnings (loss) per common share
Basic	$1.02	$0.45	$1.66	$(1.90)
Diluted	1.01	0.45	1.65	(1.90)

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

At June 30, 2010, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with these variable interest entities pertained to working capital accounts and represented the amounts owed by Integrys Energy Group for current deliveries of power.  Integrys Energy Group has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entities.

In 2008, Integrys Energy Group’s subsidiary, Integrys Energy Services, contributed certain assets to LGS Renewables I, L.C. (LGS) in exchange for a 50% interest in the entity.  Simultaneously, Integrys Energy Services entered into a loan agreement with LGS to finance the development and construction of a pipeline project to provide landfill gas to a customer.  Integrys Energy Group determined at the time that the entity is a variable interest entity and that Integrys Energy Services is the primary beneficiary of the entity.  Integrys Energy Group updated its conclusion upon implementation of the new standard and continued to conclude that Integrys Energy Services is the primary beneficiary.  Therefore, Integrys Energy Group’s condensed consolidated financial statements include the results of LGS.

At June 30, 2010, Integrys Energy Group’s variable interests in LGS included its equity investment and outstanding loans of $24.7 million.  Integrys Energy Group’s maximum exposure to loss as a result of this partnership is equal to advances under the loan agreement.  Its equity investment is insignificant.

The carrying amounts and classifications of the LGS assets and liabilities included in Integrys Energy Group’s condensed consolidated financial statements were:

(Millions)	June 30, 2010	December 31, 2009
Current assets	$1.4	$0.8
Property, plant and equipment	16.5	17.1
Other long-term assets	4.9	4.8
Total assets	$22.8	$22.7
Current portion of notes payable to affiliates	$24.7	$2.0
Other current liabilities	0.7	0.5
Long-term notes payable to affiliates	-	22.2
Total equity	(2.6)	(2.0)
Total liabilities and equity	$22.8	$22.7

In July 2010, Integrys Energy Services purchased LGS Development, L.P.’s 50% ownership interest in LGS and became the sole owner.

NOTE 20--FAIR VALUE

Fair Value Measurements

Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied to disclosures beginning with the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	June 30, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Assets

Risk Management Assets
Utility Segments
Financial transmission rights	$-	$-	$9.2	$9.2
Natural gas contracts	1.6	2.5	-	4.1
Petroleum product contracts	0.4	-	-	0.4
Nonregulated Segments
Natural gas contracts	54.7	124.9	38.6	218.2
Electric contracts	36.2	178.5	54.9	269.6
Interest rate swaps	-	1.9	-	1.9
Foreign exchange contracts	0.4	0.9	-	1.3
Total Risk Management Assets	$93.3	$308.7	$102.7	$504.7

Other Assets	$0.1	$-	$-	$0.1

Liabilities

Risk Management Liabilities
Utility Segments
Financial transmission rights	$-	$-	$1.6	$1.6
Natural gas contracts	2.0	29.6	-	31.6
Nonregulated Segments
Natural gas contracts	58.5	143.8	5.6	207.9
Electric contracts	48.0	227.2	91.0	366.2
Interest rate swaps	-	4.3	-	4.3
Foreign exchange contracts	1.0	0.3	-	1.3
Total Risk Management Liabilities	$109.5	$405.2	$98.2	$612.9

Long-term debt hedged by fairvalue hedge	$-	$51.9	$-	$51.9

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$284.9	$439.6	$1,593.0	$2,317.5
Other	0.1	-	-	0.1
Liabilities
Risk management liabilities	336.4	582.2	1,471.6	2,390.2
Long-term debt hedged by fair value hedge	-	52.6	-	52.6

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

Integrys Energy Group recognizes transfers between the levels of the fair value hierarchy at the value as of the end of the reporting period.

The following table shows net risk management assets (liabilities) transferred between the levels of the fair value hierarchy during the three and six months ended June 30, 2010.  All the transfers that occurred during the period related to electric contracts in the nonregulated segment.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$0.1	$(3.1)	N/A	$(9.8)	$(17.4)
Transfers into Level 2 from	$-	N/A	$(16.4)	$-	N/A	$6.8
Transfers into Level 3 from	$-	$(0.4)	N/A	$-	$(4.8)	N/A

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended June 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural gas	Electric	Financial transmission rights	Total
Balance at the beginning of the period	$36.8	$(132.3)	$1.5	$(94.0)
Net realized and unrealized gains included in earnings	5.2	35.9	3.7	44.8
Net unrealized gains recorded as regulatory assets or liabilities	-	-	3.5	3.5
Net unrealized gains included in other comprehensive loss	-	10.0	-	10.0
Net purchases and settlements	(9.0)	31.2	(1.1)	21.1
Net transfers into Level 3	-	(0.4)	-	(0.4)
Net transfers out of Level 3	-	19.5	-	19.5
Balance at the end of the period	$33.0	$(36.1)	$7.6	$4.5

Net unrealized gains included in earnings related to instruments still held at the end of the period	$5.2	$35.9	$-	$41.1

Six Months Ended June 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural gas	Electric	Financial transmission rights	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$121.4
Net realized and unrealized gains (losses) included in earnings	22.4	(58.9)	3.5	(33.0)
Net unrealized gains recorded as regulatory assets or liabilities	-	-	2.1	2.1
Net unrealized losses included in other comprehensive loss	-	(3.2)	-	(3.2)
Net purchases and settlements	(20.8)	(66.3)	(1.5)	(88.6)
Net transfers into Level 3	-	(4.8)	-	(4.8)
Net transfers out of Level 3	-	10.6	-	10.6
Balance at the end of the period	$33.0	$(36.1)	$7.6	$4.5

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$22.4	$(58.9)	$-	$(36.5)

(Millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at the beginning of the period	$131.6	$182.0
Net realized and unrealized losses included in earnings	(113.7)	(40.5)
Net unrealized gains recorded as regulatory assets or liabilities	6.1	6.0
Net unrealized gains (losses) included in other comprehensive loss	9.3	(8.7)
Net purchases and settlements	30.9	12.9
Net transfers in/out of Level 3	(106.8)	(194.3)
Balance at the end of the period	$(42.6)	$(42.6)
Net unrealized losses included in earnings related to instruments still held at the end of the period	$(113.5)	$(37.9)

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

	June 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,392.6	$2,526.2	$2,511.2	$2,543.6
Preferred stock	51.1	50.0	51.1	44.3

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

NOTE 21--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Equity earnings on investments	$19.8	$18.7	$39.5	$37.1
Interest and dividend income	1.1	2.2	2.1	2.6
Equity portion of AFUDC	0.4	1.2	0.9	2.8
Key executive life insurance	2.0	1.2	2.0	1.2
Other	1.1	(2.7)	0.3	(2.0)
Total miscellaneous income	$24.4	$20.6	$44.8	$41.7

NOTE 22--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in WPS’s regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of the 2009 deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel costs, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010.

The PSCW issued another rate order on April 1, 2010, making fuel cost over-collections for 2010 subject to refund as of that date.  As of June 30, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers in 2011 was $4.2 million, which has been recorded as a short-term regulatory liability.  Fuel cost over/under-recovery impacts for 2008, 2009, and 2010 related to the Weston 4 power plant exfoliation issue remain open and will be addressed as part of the current 2011 rate case.

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

Michigan

2011 UPPCO Rate Case

On June 30, 2010, UPPCO filed an application with the MPSC to increase retail electric rates $15.4 million (16.8%), with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 54.86% in UPPCO’s regulatory capital structure.  The proposed retail electric rate increase for 2011 is primarily being driven by increased capital investments associated with FERC-required replacements and upgrades of hydroelectric facilities, reduced wholesale and retail sales, and increased meter reading costs.

2010 UPPCO Rates

On December 16, 2009, the MPSC issued a final written order authorizing UPPCO a retail electric rate increase of $6.5 million, effective January 1, 2010.  The new rates reflect a 10.90% return on common equity and a common equity ratio of 54.83% in UPPCO’s regulatory capital structure.  The order included approval of a decoupling mechanism, as well as an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, both effective January 1, 2010.

2010 MGU Rates

On December 16, 2009, the MPSC issued a final written order authorizing MGU a retail natural gas rate increase of $3.5 million, effective January 1, 2010.  The filing included a 10.75% return on common equity and a common equity ratio of 50.26% in MGU’s regulatory capital structure.  The order included approval of an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, effective January 1, 2010.  On July 1, 2010, the MPSC granted an order approving a decoupling mechanism for MGU as a pilot program, effective September 1, 2010.  MGU’s approved decoupling mechanism adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers.  On July 29, 2010, MGU filed with the MPSC a petition for rehearing requesting, among other items, an effective date for decoupling of January 1, 2010, consistent with the effective date of final rates under the MPSC’s December 16, 2009 order.

2009 MGU Rates

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The new rates reflected a 10.45% return on common equity and a common equity ratio of 50.01% in MGU’s regulatory capital structure.

Illinois

2010 Rates

On January 21, 2010, the ICC issued a final order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The ICC approved a rider mechanism to recover the costs, above an annual baseline, of an accelerated natural gas main replacement program by PGL through a special charge on customers' bills, known as Rider ICR.  In February 2010, prior to the ICC granting rehearing on this issue, PGL filed Rider ICR with a $51.85 million annual baseline.  On rehearing, PGL proposed a baseline of

$45.28 million with an annual escalation factor.  No party filed testimony opposing the proposal.  On June 2, 2010, the ICC issued its rehearing order approving PGL’s proposed baseline.  Recovery of costs for the accelerated gas main replacement program will begin in 2011 with the first Rider ICR charges being effective April 1, 2011.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG, as well as Chicago, the AG, and the Citizens Utility Board, filed requests for rehearing in February 2010, all addressing Rider ICR.  On March 10, 2010, the ICC voted to grant rehearing on the Rider ICR annual baseline determination and denied all other rehearing requests, including requests about other aspects of Rider ICR.  The AG, the Citizens Utility Board, PGL, and NSG filed appeals with the Illinois appellate court. On June 17, 2010, the AG filed a motion to stay the effectiveness of Rider ICR or, alternatively, to make the rider’s effectiveness subject to refund.  PGL opposed this motion and a decision on the motion is still pending.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  PGL and NSG filed their respective riders with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that PGL and NSG are offering as a transition program in 2010 and 2011, with a permanent program to begin no later than September 1, 2011.  Additionally, SB 1918 requires an on-bill financing program that PGL and NSG filed in February 2010, with a requested June 2011 effective date, that the ICC approved in June 2010.  The on-bill financing program will allow certain residential customers of PGL and NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  PGL and NSG must file an EEP to meet specified energy efficiency standards no later than October 1, 2010, with the first program year beginning June 2011.

2008 Rates

On February 5, 2008, the ICC issued a final order authorizing a retail natural gas rate increase of $71.2 million for PGL and a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for PGL reflected a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Legislation was introduced, but not enacted, at the Illinois state legislature to roll back decoupling.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism.  The order also approved an EEP, which allows PGL and NSG to recover up to $6.4 million and $1.1 million per year, respectively, of energy efficiency costs.  This EEP is separate from, and will be replaced by, the SB 1918 required EEP.

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

Minnesota

2010 Rates

On December 4, 2009, the MPUC approved a final written order authorizing MERC a retail natural gas rate increase of $15.4 million, effective January 1, 2010.  The new rates reflect a 10.21% return on common equity and a common equity ratio of 48.77% in its regulatory capital structure.  Since the final approved rate increase was lower than the interim rate increase that went into effect in October 2008, refunds of $5.5 million were made to customers in March 2010.

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

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million (pre-tax) for these charges.  Integrys Energy Services initially expensed $14.7 million of the $19.2 million, as it was considered probable that Integrys Energy Services' total exposure would be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings.  Subsequent to receiving the billings, Integrys Energy Services reached settlement agreements with three of its vendors for a combined $1.6 million, which reduced the $4.5 million original receivable balance to approximately $3 million.

In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in substantial agreement with all of Integrys Energy Services' positions, and on May 21, 2010, the FERC issued its Final Order on the Initial Decision.  In the Final Order, the FERC ruled favorably for Integrys Energy Services on two issues, which are anticipated to result in additional refunds of approximately $2 million, but reversed the rulings of the Initial Decision on nearly every other substantive issue.  As a result of this ruling, Integrys Energy Services expensed, as a component of margin, an additional approximately $1 million in the second quarter of 2010, as only approximately $2 million of the approximate $3 million receivable balance remained probable of collection from counterparties.  Integrys Energy Services and numerous other parties filed for rehearing of the FERC’s Final Order.  A number of related orders will be considered for judicial review.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.

NOTE 23--SEGMENTS OF BUSINESS

At June 30, 2010, Integrys Energy Group reported five segments, which are described below.

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

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended June 30, 2010
External revenues	$296.8	$314.0	$-	$610.8	$401.0	$3.0	$-	$1,014.8
Intersegment revenues	0.1	6.9	-	7.0	0.2	-	(7.2)	-
Restructuring (income) expense	(0.1)	(0.1)	-	(0.2)	6.7	-	-	6.5
Net gain on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	(25.0)	-	-	(25.0)
Depreciation and amortization expense	32.6	24.6	-	57.2	4.5	6.2	-	67.9
Miscellaneous income (expense)	0.3	0.3	19.2	19.8	2.4	12.8	(10.6)	24.4
Interest expense (income)	12.8	10.7	-	23.5	1.4	22.3	(10.6)	36.6
Provision (benefit) for income taxes	(1.2)	13.8	7.7	20.3	27.8	(3.6)	-	44.5
Preferred stock dividends of subsidiary	(0.1)	(0.7)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	(1.7)	26.2	11.5	36.0	45.6	(2.7)	-	78.9

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended June 30, 2009
External revenues	$308.7	$303.9	$-	$612.6	$812.0	$3.0	$-	$1,427.6
Intersegment revenues	0.1	10.4	-	10.5	0.5	-	(11.0)	-
Restructuring expense	-	-	-	-	19.1	-	-	19.1
Depreciation and amortization expense	26.6	22.6	-	49.2	4.7	3.7	-	57.6
Miscellaneous income (expense)	0.6	1.3	18.4	20.3	1.1	10.3	(11.1)	20.6
Interest expense (income)	12.6	10.5	-	23.1	2.6	25.4	(11.1)	40.0
Provision (benefit) for income taxes	(2.3)	12.1	7.4	17.2	8.1	(6.8)	-	18.5
Net income (loss) from continuing operations	(4.0)	23.6	11.0	30.6	10.9	(6.5)	-	35.0
Discontinued operations	-	-	-	-	0.3	-	-	0.3
Preferred stock dividends of subsidiary	(0.1)	(0.7)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	(4.1)	22.9	11.0	29.8	11.4	(6.5)	-	34.7

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Six Months Ended June 30, 2010
External revenues	$1,223.3	$644.1	$-	$1,867.4	$1,044.8	$6.0	$-	$2,918.2
Intersegment revenues	0.3	11.7	-	12.0	1.0	-	(13.0)	-
Restructuring (income) expense	(0.1)	(0.1)	-	(0.2)	9.2	0.2	-	9.2
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	14.8	-	-	14.8
Depreciation and amortization expense	63.3	49.0	-	112.3	9.2	10.6	-	132.1
Miscellaneous income (expense)	0.8	0.5	38.7	40.0	2.9	23.3	(21.4)	44.8
Interest expense (income)	25.9	21.5	-	47.4	4.8	45.2	(21.4)	76.0
Provision (benefit) for income taxes	55.4	31.9	15.6	102.9	(1.1)	(7.2)	-	94.6
Net income (loss) from continuing operations	68.3	53.6	23.1	145.0	(3.3)	(12.1)	-	129.6
Discontinued operations	-	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	(0.3)	(1.3)	-	(1.6)	-	-	-	(1.6)
Net income (loss) attributed to common shareholders	68.0	52.3	23.1	143.4	(2.9)	(12.1)	-	128.4

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Six Months Ended June 30, 2009
External revenues	$1,405.3	$621.8	$-	$2,027.1	$2,595.5	$5.8	$-	$4,628.4
Intersegment revenues	0.3	22.2	-	22.5	1.1	-	(23.6)	-
Goodwill impairment loss	291.1	-	-	291.1	-	-	-	291.1
Restructuring expense	-	-	-	-	19.1	-	-	19.1
Depreciation and amortization expense	52.4	45.0	-	97.4	9.8	7.3	-	114.5
Miscellaneous income (expense)	1.8	2.2	36.4	40.4	2.0	24.0	(24.7)	41.7
Interest expense (income)	26.2	21.0	-	47.2	5.7	54.5	(24.7)	82.7
Provision (benefit) for income taxes	1.7	26.4	14.6	42.7	(6.4)	(5.0)	-	31.3
Net income (loss) from continuing operations	(176.9)	51.3	21.8	(103.8)	(18.3)	(22.4)	-	(144.5)
Discontinued operations	-	-	-	-	0.3	-	-	0.3
Preferred stock dividends of subsidiary	(0.3)	(1.3)	-	(1.6)	-	-	-	(1.6)
Net income (loss) attributed to common shareholders	(177.2)	50.0	21.8	(105.4)	(17.7)	(22.4)	-	(145.5)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions, except per share amounts)	2010	2009	2009	2010	2009	2009

Natural gas utility operations	$(1.7)	$(4.1)	(58.5)%	$68.0	$(177.2)	N/A
Electric utility operations	26.2	22.9	14.4%	52.3	50.0	4.6%
Electric transmission investment	11.5	11.0	4.5%	23.1	21.8	6.0%
Integrys Energy Services’ operations	45.6	11.4	300.0%	(2.9)	(17.7)	(83.6)%
Holding company and other operations	(2.7)	(6.5)	(58.5)%	(12.1)	(22.4)	(46.0)%

Net income (loss) attributed to common shareholders	$78.9	$34.7	127.4%	$128.4	$(145.5)	N/A

Basic earnings (loss) per share	$1.02	$0.45	126.7%	$1.66	$(1.90)	N/A
Diluted earnings (loss) per share	$1.01	$0.45	124.4%	$1.65	$(1.90)	N/A

Average shares of common stock
Basic	77.4	76.8	0.8%	77.2	76.7	0.7%
Diluted	77.9	76.8	1.4%	77.6	76.7	1.2%

Summary of Financial Results – Second Quarter 2010 Compared with Second Quarter 2009

Integrys Energy Group recognized net income attributed to common shareholders of $78.9 million ($1.01 diluted earnings per share) for the quarter ended June 30, 2010, compared with net income attributed to common shareholders of $34.7 million ($0.45 diluted earnings per share) for the quarter ended June 30, 2009.  Significant factors impacting the $44.2 million increase in earnings were as follows (and are discussed in more detail thereafter):

•
Financial results at the regulated natural gas utility segment improved $2.4 million, driven by a $13.2 million after-tax increase in earnings from rates implemented at certain regulated natural gas utilities in the first quarter of 2010. This was partially offset by a $6.6 million after-tax decrease in earnings related to lower quarter-over-quarter volumes and a $3.6 million after-tax increase in depreciation and amortization expense primarily related to a change in recovery method under a recent rate order.

•
Earnings at the regulated electric utility segment increased $3.3 million, driven by a $6.2 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred in the second quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009, as well as retail rate increases at WPS and UPPCO.  The increase in margins was partially offset by a $2.5 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense and customer assistance expense.

•	Earnings at the electric transmission investment segment increased $0.5 million, due to an increase in income from Integrys Energy Group's ownership interest in ATC.

•
Earnings at Integrys Energy Services increased $34.2 million, driven by an $18.5 million after-tax decrease in operating and maintenance expenses, a $15.2 million after-tax gain from the sale of Integrys Energy Services of Texas, LP (which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services), and a $7.9 million after-tax decrease in restructuring expenses.  These increases in earnings were partially offset by a $10.6 million after-tax decrease in margins, primarily driven by Integrys Energy Services’ strategy change.

•	The net loss at the holding company and other segment decreased $3.8 million, driven by a $1.9 million after-tax decrease in external interest expense, and a $1.7 million decrease in legal expenses.

Summary of Financial Results – Six Months 2010 Compared with Six Months 2009

Integrys Energy Group recognized net income attributed to common shareholders of $128.4 million ($1.65 diluted earnings per share) for the six months ended June 30, 2010, compared with a net loss attributed to common shareholders of $145.5 million ($1.90 net loss per share) for the six months ended June 30, 2009.  Significant factors impacting the $273.9 million increase in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated natural gas utility segment increased $245.2 million, driven by the positive period-over-period impact on earnings of a $248.8 million after-tax non-cash goodwill impairment loss recorded in the first quarter of 2009.  Earnings also benefited $28.2 million after-tax from rate increases implemented at certain regulated natural gas utilities in the first quarter of 2010 and a $4.5 million after-tax decrease in bad debt expense.  These positive impacts were partially offset by a $13.2 million after-tax decrease in earnings related to lower period-over-period volumes, a $6.5 million non-cash increase in provision for income taxes related to the 2010 federal health care legislation, and higher operating expenses.  Higher operating expenses included a $6.5 million after-tax increase in depreciation and amortization expense related to a change in recovery method under a recent rate order, a $5.6 million after-tax increase in employee benefit costs, and a $3.2 million after-tax increase related to energy efficiency initiatives.

•
Earnings at the regulated electric utility segment increased $2.3 million, driven by a $13.5 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred in the second quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009, as well as retail rate increases at WPS and UPPCO.  The increase in margins was partially offset by a $7.5 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense and customer assistance expense.  In addition, federal health care legislation enacted in March 2010 resulted in a $4.5 million non-cash increase to the provision for income taxes at the electric utility segment.

•	Earnings at the electric transmission investment segment increased $1.3 million, due to an increase in income from Integrys Energy Group's ownership interest in ATC.

•
The net loss at Integrys Energy Services decreased $14.8 million, driven by a $29.8 million after-tax decrease in operating and maintenance expenses and a $6.4 million after-tax decrease in restructuring expenses.  These decreases in net loss were partially offset by a $16.5 million after-tax decrease in margins, primarily driven by Integrys Energy Services’ strategy change, and an $8.9 million net after-tax loss on dispositions, which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services.

•
The net loss at the holding company and other segment decreased $10.3 million, driven by a $4.0 million after-tax decrease in external interest expense, the period-over-period positive impact of lower tax benefits recognized in the first quarter of 2009 due to the implementation of a February 2009 tax law change in Wisconsin, and a $3.0 million decrease in legal expenses.

Utility Operations

For the three and six months ended June 30, 2010, and 2009, utility operations included the regulated natural gas utility segment, consisting of the regulated natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$296.9	$308.8	(3.9)%	$1,223.6	$1,405.6	(12.9)%
Purchased natural gas costs	121.0	142.4	(15.0)%	728.4	918.7	(20.7)%
Margins	175.9	166.4	5.7%	495.2	486.9	1.7%

Operating and maintenance expense	125.6	126.8	(0.9)%	266.1	277.9	(4.2)%
Goodwill impairment loss *	-	-	-	-	291.1	(100.0)%
Depreciation and amortization expense	32.6	26.6	22.6%	63.3	52.4	20.8%
Taxes other than income taxes	8.0	7.3	9.6%	17.0	16.3	4.3%

Operating income (loss)	9.7	5.7	70.2%	148.8	(150.8)	N/A

Miscellaneous income	0.3	0.6	(50.0)%	0.8	1.8	(55.6)%
Interest expense	(12.8)	(12.6)	1.6%	(25.9)	(26.2)	(1.1)%
Other expense	(12.5)	(12.0)	4.2%	(25.1)	(24.4)	2.9%

Income (loss) before taxes	$(2.8)	$(6.3)	(55.6)%	$123.7	$(175.2)	N/A

Throughput in therms
Residential	162.9	216.7	(24.8)%	899.4	1,012.6	(11.2)%
Commercial and industrial	48.7	64.1	(24.0)%	273.2	317.4	(13.9)%
Interruptible	5.6	6.1	(8.2)%	21.7	24.1	(10.0)%
Interdepartmental	2.0	2.3	(13.0)%	5.3	4.4	20.5%
Transport	311.9	296.1	5.3%	913.3	909.5	0.4%
Total sales in therms	531.1	585.3	(9.3)%	2,112.9	2,268.0	(6.8)%

Weather
Average heating degree days	580	852	(31.9)%	3,862	4,439	(13.0)%

*      See Note 8, "Goodwill and Other Intangible Assets," for more information.

Second Quarter 2010 Compared with Second Quarter 2009

Regulated natural gas utility segment revenues decreased $11.9 million quarter-over-quarter, driven by:

•	An approximate $55 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

-
An approximate $31 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, resulting from customer conservation, efficiency efforts, and general economic conditions.  Commercial and industrial customer volumes also decreased, resulting from reduced demand related to changes in customers' business operations attributed to general economic conditions.

	-	An approximate $30 million decrease as a result of warmer quarter-over-quarter weather, evidenced by the 31.9% decrease in average heating degree days.

-
Partially offsetting these decreases was an approximate $6 million net positive quarter-over-quarter impact of decoupling mechanisms for residential, small commercial and industrial, and transportation customers, primarily at PGL and NSG.  Under decoupling, PGL, NSG, and WPS are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•	The decrease in revenues was partially offset by:

-
The approximate $22 million positive impact of natural gas distribution rate orders at the regulated natural gas utilities.  See Note 22, "Regulatory Environment," for more information on these rate orders.

▪
PGL and NSG received final rate orders from the ICC for retail natural gas distribution rate increases that were effective January 28, 2010, which had an approximate $19 million positive impact on revenues.

		▪	WPS received a final rate order from the PSCW for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $2 million positive impact on revenues.

		▪	MGU received a final rate order from the MPSC for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $1 million positive impact on revenues.

-
An approximate $21 million increase in revenues as a result of an approximate 11% increase in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the quarter ended June 30, 2010, compared with the same quarter in 2009.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

Margins

Regulated natural gas utility segment margins increased $9.5 million quarter-over-quarter, driven by:

•	The approximate $22 million positive impact of rate orders at the regulated natural gas utilities.

•
The increase in margins was partially offset by an approximate $11 million decrease in margins resulting from the 9.3% decrease in natural gas throughput volumes attributed to warmer quarter-over-quarter weather, customer conservation and efficiency efforts, and the negative impact from general economic conditions.  This decrease in margins includes an approximate $6 million net positive impact from decoupling mechanisms in place, primarily at PGL and NSG.  WPS's natural gas utility also has a decoupling mechanism which includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin for certain classes of customers.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $6 million less margins quarter-over-quarter driven by lower sales volumes with no offsetting decoupling to mitigate these lower volumes.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment increased $4.0 million quarter-over-quarter, driven by the positive impact of the $9.5 million increase in the natural gas utility margins, partially offset by a $5.5 million increase in operating expenses quarter-over-quarter.  The $5.5 million quarter-over-quarter increase in operating expenses was driven by an increase in depreciation and amortization expense, primarily related to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.

Six Months 2010 Compared with Six Months 2009

Regulated natural gas utility segment revenues decreased $182.0 million period-over-period, driven by:

•	An approximate $124 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $87 million decrease as a result of warmer period-over-period weather during the heating season, evidenced by the 13.0% decrease in average heating degree days.

-
An approximate $49 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, resulting from customer conservation, efficiency efforts, and general economic conditions.  Commercial and industrial customer volumes also decreased, resulting from reduced demand related to changes in customers' business operations attributed to general economic conditions.

-
Partially offsetting these decreases was an approximate $12 million positive period-over-period impact of decoupling mechanisms for residential, small commercial and industrial, and transportation customers at PGL, WPS, and NSG.

•
An approximate $89 million decrease as a result of an approximate 10% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the six months ended June 30, 2010, compared with the same period in 2009.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $20 million decrease from lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by a $3 million increase in revenues related to recoveries received under the PGL and NSG bad debt rider, which was approved in February 2010.  Recoveries in 2010 under the bad debt rider represent billings to customers of the net excess of actual 2008 and 2009 bad debt expense over bad debt expense reflected in utility rates during those same periods.  See Note 22, "Regulatory Environment," for more information on the PGL and NSG bad debt rider.

•	The decrease in revenues was partially offset by the approximate $47 million positive impact of natural gas distribution rate orders at the regulated natural gas utilities.

-
PGL and NSG received final rate orders from the ICC for retail natural gas distribution rate increases that were effective January 28, 2010, which had an approximate $37 million positive impact on revenues.

	-	WPS received a final rate order from the PSCW for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $8 million positive impact on revenues.

	-	MGU received a final rate order from the MPSC for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $2 million positive impact on revenues.

Margins

Regulated natural gas utility segment margins increased $8.3 million period-over-period, driven by:

•	The approximate $47 million positive impact of rate orders at the regulated natural gas utilities.

•	The increase in margins was partially offset by:

-
An approximate $22 million decrease in margins resulting from the 6.8% decrease in natural gas throughput volumes attributed to warmer period-over-period weather, customer conservation and efficiency efforts, and the negative impact from general economic conditions.  This decrease in margins includes an approximate $12 million positive impact from decoupling mechanisms in place at PGL, NSG, and WPS.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $7 million less margins period-over-period driven by lower sales volumes with no offsetting decoupling to mitigate these lower volumes.

-
An approximate $20 million decrease in margins from lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by a $3 million increase in margins related to recoveries received under the PGL and NSG bad debt rider, which was approved in February 2010.  Recoveries in 2010 under the bad debt rider represent billings to customers of the net excess of actual 2008 and 2009 bad debt expense over bad debt expense reflected in utility rates during those same periods.  The net $17 million decrease in margins relating to these two items was offset by a decrease in operating and maintenance expense from the amortization of the related regulatory assets and, therefore, had no impact on earnings.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment increased $299.6 million, from an operating loss of $150.8 million during the six months ended June 30, 2009, to operating income of $148.8 million during the same period of 2010.  This increase was primarily driven by the positive period-over-period impact of a $291.1 million non-cash goodwill impairment loss that was recorded in the first quarter of 2009, the $8.3 million increase in the regulated natural gas utility margins, and a $0.2 million decrease in other operating expenses.  See Note 8, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment loss recorded in 2009.

The $0.2 million period-over-period decrease in other operating expenses primarily related to:

•
An approximate $20 million decrease in amortization of the regulatory asset related to environmental cleanup expenditures of manufactured gas plant sites, partially offset by amortization of approximately $3 million of the regulatory asset related to the PGL and NSG bad debt rider.  The net $17 million decrease in operating and maintenance expense related to these two items was recovered from customers in rates and, therefore, had no impact on earnings.

•
A $7.5 million net decrease in bad debt expense, primarily related to the impact lower volumes and lower energy prices had on overall accounts receivable balances in addition to a decrease in the number of past due accounts.  This decrease reflects the current year net unfavorable impact of the bad debt riders for PGL, NSG, and MGU as it relates to 2010 activity.

•	A $2.0 million decrease in labor costs driven by the reduction in workforce and company-wide furloughs as a result of previously announced cost management efforts.

•	These decreases were partially offset by:

-
A $10.9 million increase in depreciation and amortization expense, primarily related to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.

-
A $9.3 million increase in employee benefit costs, partially related to an increase in pension and post-retirement medical expenses, driven by the amortization of negative investment returns from 2008.

	-	A $5.3 million increase in operating expenses related to energy conservation programs and enhanced efficiency initiatives.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$320.9	$314.3	2.1%	$655.8	$644.0	1.8%
Fuel and purchased power costs	136.6	140.3	(2.6)%	277.0	287.7	(3.7)%
Margins	184.3	174.0	5.9%	378.8	356.3	6.3%

Operating and maintenance expense	97.8	95.1	2.8%	200.3	191.4	4.6%
Depreciation and amortization expense	24.6	22.6	8.8%	49.0	45.0	8.9%
Taxes other than income taxes	10.8	11.4	(5.3)%	23.0	23.4	(1.7)%

Operating income	51.1	44.9	13.8%	106.5	96.5	10.4%

Miscellaneous income	0.3	1.3	(76.9)%	0.5	2.2	(77.3)%
Interest expense	(10.7)	(10.5)	1.9%	(21.5)	(21.0)	2.4%
Other expense	(10.4)	(9.2)	13.0%	(21.0)	(18.8)	11.7%

Income before taxes	$40.7	$35.7	14.0%	$85.5	$77.7	10.0%

Sales in kilowatt-hours
Residential	684.1	666.6	2.6%	1,476.9	1,509.7	(2.2)%
Commercial and industrial	2,119.0	1,976.0	7.2%	4,146.0	3,974.9	4.3%
Wholesale	1,248.1	1,207.2	3.4%	2,459.8	2,342.6	5.0%
Other	8.0	8.1	(1.2)%	19.2	19.6	(2.0)%
Total sales in kilowatt-hours	4,059.2	3,857.9	5.2%	8,101.9	7,846.8	3.3%

Weather
WPS:
Heating degree days	744	1,065	(30.1)%	4,188	5,036	(16.8)%
Cooling degree days	138	111	24.3%	138	111	24.3%
UPPCO:
Heating degree days	1,110	1,542	(28.0)%	4,702	5,791	(18.8)%
Cooling degree days	57	39	46.2%	57	39	46.2%

Second Quarter 2010 Compared with Second Quarter 2009

Revenues

Regulated electric utility segment revenues increased $6.6 million quarter-over-quarter, driven by:

•
An approximate $4 million increase primarily due to a 13.1% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improving general economic conditions in WPS's service territory.

•	An approximate $4 million increase related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

Margins

Regulated electric utility segment margins increased $10.3 million quarter-over-quarter, driven by:

•	An approximate $8 million increase related to lower fuel and purchased power costs incurred in the second quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009.

•	An approximate $4 million increase related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $6.2 million quarter-over-quarter, driven by the $10.3 million increase in electric margins, partially offset by a $4.1 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $3.9 million increase in electric transmission expense.

•
A $3.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $2.0 million increase in depreciation and amortization expense at WPS, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	These increases in regulated electric utility operating expenses were partially offset by:

	-	A $2.1 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs instituted for 2010 as a result of previously announced cost management efforts.

-
A $1.8 million decrease in electric maintenance expense at WPS, primarily related to a greater number of planned outages at the generation plants during the second quarter of 2009, compared with the second quarter of 2010.

Other Expense

Other expense at the regulated electric utilities increased $1.2 million, driven by a $1.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Six Months 2010 Compared with Six Months 2009

Revenues

Regulated electric utility segment revenues increased $11.8 million period-over-period, driven by:

•
An approximate $9 million increase in opportunity sales, made possible by a combination of an increase in available capacity at WPS (which resulted from lower residential, small commercial and industrial, and contracted wholesale sales) and the availability of low-cost energy from Weston 4.

•	An approximate $7 million increase related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

•
An approximate $7 million increase primarily due to a 10.0% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improving general economic conditions in WPS's service territory.

•	These increases in regulated electric utility segment revenues were partially offset by:

-
An approximate $10 million decrease in revenues from wholesale customers due to a decrease in contracted sales volumes and fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

-
An approximate $3 million decrease in revenues, net of decoupling, due to a 1.8% decrease in sales volumes to residential customers at WPS primarily related to customer conservation and efficiency efforts, along with warmer period-over-period weather during the heating season as evidenced by the decrease in heating degree days.  In the second quarter of 2010 and 2009, WPS reached the annual $14.0 million electric decoupling cap.

Margins

Regulated electric utility segment margins increased $22.5 million period-over-period, driven by:

•	An approximate $16 million increase related to lower fuel and purchased power costs incurred in the first six months of 2010 compared with fuel and purchased power cost recovery rates set in 2009.

•	An approximate $7 million increase related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $10.0 million period-over-period, driven by the $22.5 million increase in electric margins, partially offset by a $12.5 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $7.5 million increase in electric transmission expense.

•
A $6.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
A $4.1 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns from 2008.

•	A $3.9 million increase in depreciation and amortization expense at WPS, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	These increases in regulated electric utility operating expenses were partially offset by:

-
A $4.8 million decrease in electric maintenance expense at WPS, primarily related to a greater number of planned outages at its generation plants during the six months ended June 30, 2009, compared with the same period in 2010.

	-	A $3.5 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs instituted for 2010 as a result of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utilities increased $2.2 million, driven by a $2.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Electric Transmission Investment Segment Operations

Second Quarter 2010 Compared with Second Quarter 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $0.8 million during the second quarter of 2010 compared with the same quarter in 2009, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by returns earned by ATC on investments in transmission equipment for improved reliability.

Six Months 2010 Compared with Six Months 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $2.3 million during the six months ended June 30, 2010, compared with the same period in 2009, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by returns earned by ATC on investments in transmission equipment for improved reliability.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated retail energy supply and services company serving residential, commercial, and industrial customers.

Integrys Energy Services Segment Results of Operations

	Three Months Ended June 30			Change in 2010 over	Six Months Ended June 30			Change in 2010 over
(Millions, except natural gas sales volumes)	2010		2009	2009	2010		2009	2009

Revenues	$401.2		$812.5	(50.6)%	$1,045.8		$2,596.6	(59.7)%
Cost of fuel, natural gas, and purchased power	314.3		708.0	(55.6)%	952.5		2,475.8	(61.5)%
Margins	86.9		104.5	(16.8)%	93.3		120.8	(22.8)%
Margin Detail
Realized retail electric margins	22.5	(1)	22.8	(1.3)%	39.9	(1)	46.4	(14.0)%
Realized wholesale electric margins	(2.5	) (2)	22.9	N/A	(1.6	) (2)	27.0	N/A
Fair value adjustments	47.5		23.3	103.9%	4.4		(35.8)	N/A
Other	8.2		8.6	(4.7)%	16.3		16.9	(3.6)%
Electric and other margins	75.7		77.6	(2.4)%	59.0		54.5	8.3%
Realized retail natural gas margins	3.6		7.8	(53.8)%	32.8		47.3	(30.7)%
Realized wholesale natural gas margins	(2.4)		(1.5)	60.0%	(4.0)		25.2	N/A
Lower-of-cost-or-market inventory adjustments	1.4		46.0	(97.0)%	6.0		65.0	(90.8)%
Fair value adjustments	8.6		(25.4)	N/A	(0.5)		(71.2)	(99.3)%
Natural gas margins	11.2		26.9	(58.4)%	34.3		66.3	(48.3)%

Operating and maintenance expense	28.0		58.9	(52.5)%	58.8		108.5	(45.8)%
Restructuring expense	6.7		19.1	(64.9)%	9.2		19.1	(51.8)%
Net (gain) loss on Integrys Energy Services’ dispositions related to strategy change	(25.0)		-	N/A	14.8		-	N/A
Depreciation and amortization	4.5		4.7	(4.3)%	9.2		9.8	(6.1)%
Taxes other than income taxes	0.6		1.3	(53.8)%	3.8		4.4	(13.6)%
Operating income (loss)	72.1		20.5	251.7%	(2.5)		(21.0)	(88.1)%

Miscellaneous income	2.4		1.1	118.2%	2.9		2.0	45.0%
Interest expense	(1.4)		(2.6)	(46.2)%	(4.8)		(5.7)	(15.8)%
Other income (expense)	1.0		(1.5)	N/A	(1.9)		(3.7)	(48.6)%

Income (loss) before taxes	$73.1		$19.0	284.7%	$(4.4)		$(24.7)	(82.2)%

Physical volumes (includes only transactions settled physically for the periods shown)
Retail electric sales volumes in kwh	3,189.8		3,719.3	(14.2)%	6,343.1		7,716.6	(17.8)%
Wholesale electric sales volumes in kwh	344.2		1,135.0	(69.7)%	821.3		2,170.9	(62.2)%
Retail natural gas sales volumes in bcf	23.8		54.6	(56.4)%	74.2		151.9	(51.2)%
Wholesale natural gas sales volumes in bcf	3.8		100.8	(96.2)%	25.7		261.7	(90.2)%
kwh – kilowatt-hours
bcf – billion cubic feet

(1)	Amounts include negative margin of $1.4 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(2)	Amounts include negative margin of $3.8 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

Second Quarter 2010 Compared with Second Quarter 2009

Revenues

Revenues decreased $411.3 million quarter-over-quarter, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected retail markets in the United States and investments in energy assets with renewable attributes.  See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Margins

Integrys Energy Services uses derivative and nonderivative financial instruments to economically hedge risks associated with physical transactions.  Because many of the derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP derivative accounting rules, fluctuations in the fair value of these instruments due to changing commodity prices are recorded as unrealized gains or losses within margins.  Nonderivative instruments have no impact on margins until settlement.

Integrys Energy Services' margins decreased $17.6 million quarter-over-quarter.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized wholesale electric margins

Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Retail and wholesale electric fair value adjustments

This non-cash activity resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.

Natural Gas Margins

Realized retail natural gas margins

The quarter-over-quarter decrease in realized retail natural gas margins was primarily related to the sale of Integrys Energy Services’ Canadian retail natural gas portfolio in September 2009.

Realized wholesale natural gas margins

Wholesale transactions were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its wholesale natural gas business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services’ physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The quarter-over-quarter decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower volume of inventory withdrawn from storage in the second quarter of 2010 for which inventory write-downs had previously been recorded.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.

Operating Income

Integrys Energy Services' operating income increased $51.6 million quarter-over-quarter, driven by a $30.9 million decrease in operating and maintenance expense, a net gain on dispositions of $25.0 million driven by the $25.3 million gain on the sale of Integrys Energy Services of Texas, LP in June 2010 (which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services), and a $12.4 million decrease in restructuring expenses, partially offset by the $17.6 million decrease in margins discussed above.

The decrease in operating and maintenance expense was driven by:

●	A $13.7 million decrease in employee payroll and benefit related expenses primarily due to the reduction in workforce associated with Integrys Energy Services’ strategy change.

●
The $9.0 million positive quarter-over-quarter impact of a fee incurred in the second quarter of 2009 related to an agreement with a counterparty that enabled Integrys Energy Services to reduce collateral support requirements.

●
A $4.0 million decrease in bad debt expense driven by the second quarter of 2009 default of a large retail natural gas customer, as well as a general decrease in reserves resulting from reduced business activity.

●	The $1.7 million positive quarter-over-quarter impact of a loss recorded in the second quarter of 2009 on the sale and leaseback of a solar equipment project.

See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Six Months 2010 Compared with Six Months 2009

Revenues

Revenues decreased $1,550.8 million during the six months ended June 30, 2010, compared with the same period in 2009, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected retail markets in the United States and investments in energy assets with renewable attributes.  See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Margins

Integrys Energy Services uses derivative and nonderivative financial instruments to economically hedge risks associated with physical transactions.  Because many of the derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP derivative accounting rules, fluctuations in the fair value of these instruments due to changing commodity prices are recorded as unrealized gains or losses within margins.  Nonderivative instruments have no impact on margins until settlement.

Integrys Energy Services' margins decreased $27.5 million during the six months ended June 30, 2010, compared with the same period in 2009.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins decreased $6.5 million during the six months ended June 30, 2010, compared with the same period in 2009, driven by:

●
A $2.9 million decrease in the Mid Atlantic market, driven by lower than anticipated sales to full requirements customers as a result of the economic conditions in this market.  Also contributing to the decrease in margins in this market were higher period-over-period capacity costs (Integrys Energy Services must purchase capacity from the market operator to serve its customers).

●
A $1.9 million decrease in the Texas market.  The decrease was due to Integrys Energy Services’ scaled back new business activity in this market in the second half of 2009, resulting from the decision to exit this market.  The sale of Integrys Energy Services of Texas, LP was completed in June 2010.  See Note 5, "Dispositions," for a discussion of this sale.

●
A $1.5 million decrease in the Illinois market, primarily driven by reduced marketing efforts in 2009 before the decision was made to continue business activity in this market, as well as lower customer demand as a result of the economic conditions in this market.  Partially offsetting these decreases was a change in pricing strategy that resulted in higher per unit margins due to a refocus of marketing efforts to higher margin customers.

Realized wholesale electric margins

Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Retail and wholesale electric fair value adjustments

This non-cash activity resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $14.5 million during the six months ended June 30, 2010, compared with the same period in 2009, driven by:

●
An $8.6 million decrease in the Illinois market, driven by the period-over-period negative impact of the withdrawal of a significant amount of natural gas from storage in the first half of 2009, resulting in higher realized gains during that period.

●	A $5.2 million decrease due to the sale of Integrys Energy Services’ Canadian retail natural gas portfolio in September 2009.

Realized wholesale natural gas margins

Wholesale transactions were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its wholesale natural gas business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services’ physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The period-over-period decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower volume of inventory withdrawn from storage in the first half of 2010 for which inventory write-downs had previously been recorded.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.

Operating Income (Loss)

Integrys Energy Services' operating loss decreased $18.5 million period-over-period, driven by a
$49.7 million decrease in operating and maintenance expense and a $9.9 million decrease in restructuring expense, partially offset by the $27.5 million decrease in margins discussed above, and net losses of $14.8 million related to dispositions completed in connection with Integrys Energy Services’ strategy change, which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services.

The decrease in operating and maintenance expense was driven by:

●	A $22.3 million decrease in employee payroll and benefit related expenses primarily due to the reduction in workforce associated with Integrys Energy Services’ strategy change.

●
The $9.0 million positive period-over-period impact of a fee incurred in the second quarter of 2009 related to an agreement with a counterparty that enabled Integrys Energy Services to reduce collateral support requirements.

●
An $8.6 million period-over-period decrease in bad debt expense driven by the 2010 recovery of a receivable fully reserved during the first quarter of 2009, the default of a large retail natural gas customer in the second quarter of 2009, and a general decrease in reserves resulting from reduced business activity.

●	A $4.9 million decrease in broker commissions, contractor expenses, and various other fees, resulting from reduced business activity.

●	The $1.7 million positive period-over-period impact of a loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.

See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Holding Company and Other Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 over	June 30		2010 over
(Millions)	2010	2009	2009	2010	2009	2009

Operating income	$3.2	$1.8	77.8%	$2.6	$3.1	(16.1)%
Other expense	(9.5)	(15.1)	(37.1)%	(21.9)	(30.5)	(28.2)%

Loss before taxes	$(6.3)	$(13.3)	(52.6)%	$(19.3)	$(27.4)	(29.6)%

Second Quarter 2010 Compared with Second Quarter 2009

Other Expense

Other expense at the holding company and other segment decreased $5.6 million during the second quarter of 2010 compared with the same quarter in 2009, driven by a $3.1 million decrease in external interest expense.  Also contributing to the decrease in other expense was a decrease in legal expenses.

Six Months 2010 Compared with Six Months 2009

Other Expense

Other expense at the holding company and other segment decreased $8.6 million during the six months ended June 30, 2010 compared with the same period in 2009, driven by a $6.7 million decrease in external interest expense.  Also contributing to the decrease in other expense was a decrease in legal expenses.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Effective Tax Rate	35.9%	34.6%	42.2%	(27.7)%

Second Quarter 2010 Compared with Second Quarter 2009

The increase in the effective tax rate for the quarter ended June 30, 2010, compared with the same quarter in 2009, was driven by the effect of comparable quarter-over-quarter book to tax return differences in relation to higher net income in 2010.

Six Months 2010 Compared with Six Months 2009

The increase in the effective tax rate for the six months ended June 30, 2010, compared with the same period in 2009, was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss recorded in 2009.  Although Integrys Energy Group had a $113.2 million loss before income taxes for the six months ended June 30, 2009, it still recorded a $31.3 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

Also contributing to the increase in the period-over-period effective tax rate was the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, Integrys Energy Group expensed $11.8 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction in provision for income taxes.  The 2010 effective tax rate has also been adjusted to reflect an additional non-cash provision for income taxes of $1.9 million related to current year expected retiree benefits.

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

Operating Cash Flows

During the six months ended June 30, 2010, net cash provided by operating activities was $758.4 million, compared with $1,248.5 million for the same period in 2009.  The $490.1 million period-over-period decrease in net cash provided by operating activities was largely driven by:

•	A $383.2 million decrease in cash provided by working capital, driven by:

-
A $558.5 million period-over-period decrease in collections on accounts receivable and accrued unbilled revenues, primarily due to lower year-end accounts receivable balances at Integrys Energy Services in 2009 compared with 2008 as a result of the strategy change, as well as lower period-over-period natural gas prices which impacted both the regulated natural gas segment and Integrys Energy Services.

-
A $303.0 million period-over-period decrease in cash generated by inventories, mainly the result of the withdrawal of a significant amount of natural gas from storage at Integrys Energy Services during the first half of 2009 in order to improve its liquidity position.

-
A $145.5 million period-over-period increase in cash used for other current liabilities, which was driven by a period-over-period decrease in cash collateral received from counterparties, due primarily to the sale of Integrys Energy Services’ wholesale electric and wholesale natural gas businesses.

-
Partially offsetting these changes was a period-over-period increase in cash of $255.2 million due to a decrease in cash collateral provided to counterparties, due primarily to the change in Integrys Energy Services’ business related to its strategy change.

-
Also offsetting these changes was a $428.1 million period-over-period decrease in cash used to pay accounts payable balances, driven by smaller accounts payable balances at Integrys Energy Services as a result of the strategy change.

•	A $54.9 million period-over-period increase in pension and other postretirement contributions.

Investing Cash Flows

Net cash used for investing activities was $65.4 million during the six months ended June 30, 2010, compared with $188.5 million for the same period in 2009.  The $123.1 million period-over-period decrease in cash used for investing activities was primarily driven by a $64.8 million period-over-period decrease in cash used to fund capital expenditures (discussed below), as well as a $42.2 million period-over-period increase in proceeds received from the sale or disposal of assets primarily related to Integrys Energy Services’ strategy change.  For more information on these dispositions, see Note 5, "Dispositions."

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$43.2	$92.9	$(49.7)
Natural gas utility	52.1	61.9	(9.8)
Integrys Energy Services	10.0	15.8	(5.8)
Holding company and other	17.5	17.0	0.5
Integrys Energy Group consolidated	$122.8	$187.6	$(64.8)

The decrease in capital expenditures at the electric utility segment for the six months ended June 30, 2010, compared with the same period in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $504.4 million during the period ended June 30, 2010, compared with $1,107.7 million for the same period in 2009.  The $603.3 million period-over-period decrease in cash used for financing activities was driven by a $724.5 million period-over-period decrease in the repayment of short-term borrowings, mainly due to the generation of more cash from operating activities in 2009 compared with 2010, partially offset by the $114.1 million period-over-period increase in the repayment of long-term debt instruments that matured during the second quarter of 2010, as well as $118.5 million of payments made during the first half of 2010 to buyers of the wholesale gas and power businesses for out-of-the-money transactions executed at the time of sale.  These contracts were replacement supply trades for the retained retail operations and were transacted at the original transfer price between the wholesale and retail businesses.

Significant Financing Activities

Integrys Energy Group had outstanding commercial paper borrowings of $12.5 million and $103.7 million at June 30, 2010, and 2009, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at June 30, 2010, and 2009.  See Note 9, "Short-Term Debt and Lines of Credit," for more information.

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

Credit Ratings

The current credit ratings for Integrys Energy Group, WPS, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Issuer credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	BBB+ BBB A-2 N/A BBB-	N/A Baa1 P-2 Baa1 Baa2
WPS Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- N/A A BBB A-2 N/A	A2 Aa3 Aa3 Baa1 P-1 A2
PEC Issuer credit rating Senior unsecured debt	BBB+ BBB	N/A Baa1
PGL Issuer credit rating Senior secured debt Commercial paper	BBB+ A- A-2	A3 A1 P-2
NSG Issuer credit rating Senior secured debt	BBB+ A	A3 A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On May 27, 2010, Moody’s revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Moody’s, the revised outlook reflected a reduced business risk profile driven by the recently completed restructuring of Integrys Energy Services into a smaller segment with significantly reduced collateral requirements.  Moody’s also raised the following ratings of Integrys Energy Group’s subsidiaries:

•	The senior secured debt rating and first mortgage bonds rating of WPS were raised from "A1" to "Aa3."
•	The senior secured debt ratings of PGL and NSG were raised from "A2" to "A1."

According to Moody’s, the upgrade follows the August 2009 upgrade of the senior secured ratings of the majority of its investment grade regulated utilities (issuers with negative outlooks were excluded from the August 2009 upgrade).

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Standard and Poor’s, the revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent" and also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of June 30, 2010.
		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$3,390.9	$67.6	$941.1	$571.4	$1,810.8
Operating lease obligations	66.1	7.9	20.4	13.8	24.0
Commodity purchase obligations (2)	3,039.7	479.5	1,134.4	645.5	780.3
Purchase orders (3)	565.7	560.8	3.6	1.3	-
Pension and other postretirement funding obligations (4)	641.7	39.8	213.5	213.8	174.6
Total contractual cash obligations	$7,704.1	$1,155.6	$2,313.0	$1,445.8	$2,789.7

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2012.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $653.9 million at June 30, 2010, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 13, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the June 30, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.

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

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, acquisition and development opportunities, market volatility, and economic trends.

Capital Resources

As of June 30, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

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

Other Future Considerations

Customer Usage

Due to the general economic conditions and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at the utilities.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and the electric cap was reached in the second quarter of 2010.  On December 16, 2009, decoupling for UPPCO was approved for all customer groups by the MPSC, effective January 1, 2010.  On July 1, 2010, the MPSC granted an order approving a decoupling mechanism for MGU as a pilot program, effective September 1, 2010.  MGU’s approved decoupling mechanism adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers.  On July 29, 2010, MGU filed with the MPSC a petition for rehearing requesting, among other items, an effective date for decoupling of January 1, 2010, consistent with the effective date of final rates under the MPSC’s December 16, 2009 order.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.

Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Interim impairment tests are performed between required annual testing dates if certain conditions exist.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 8, "Goodwill and Other Intangible Assets," for more information on goodwill balances for

Integrys Energy Group's reporting units at June 30, 2010.  See "Critical Accounting Policies, Asset Impairment," for more information on the 2010 annual goodwill impairment test.

Integrys Energy Group also performs regular asset impairment tests related to other long-lived assets, including the portfolio of merchant power plants owned and operated by Integrys Energy Services.  While the impairment tests for these power plants have thus far supported the carrying value of the assets, any change in assumptions could trigger impairment.  The key assumptions included in the analyses are long-term capacity prices, estimated market value of the plants, and probability of a sale.  A number of these assets have been marketed as part of Integrys Energy Services’ effort to restructure and resize its portfolio.  The estimated fair value of several of these merchant power plants is less than their approximate $70 million carrying amount, although estimated undiscounted cash flows exceed the carrying amount.  If the likelihood that management will sell one of these plants increases, it could result in an impairment charge.  The company continues to evaluate its long-term strategy for owning and operating these assets.

Climate Change

Unless there is a successful legal challenge that stays the rule (several lawsuits have been filed), the EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011.  At that time, the EPA and the states will apply the Best Available Control Technology (BACT) requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, Integrys Energy Group was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $11.8 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  Integrys Energy Group is seeking recovery in rates for the income impact of this tax law change related to regulated utility operations in the majority of its jurisdictions but, at this time, is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  Integrys Energy Group is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial position.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law by Governor Doyle on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW.  The current rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  Prior to these new rules becoming effective, the PSCW must revise the current administrative code on the fuel rules through a rule making process.  As a result, the effective date of the new rules is uncertain.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act)

The Wall Street Reform Act was signed into law in July 2010.  Certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements.  Integrys Energy Group is currently evaluating the impact that this Act will have on its financial statements.

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has reviewed its critical accounting policies for new critical accounting estimates and other significant changes and has found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2009, are still current and that there have been no significant changes, except as follows.

Asset Impairment

Goodwill

Integrys Energy Group completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of April 1, 2010.  No impairment was recorded as a result of these tests.  However, the fair value calculated in the first step of the test for MGU approximated the carrying value of this reporting unit.  Therefore, any deterioration of the market-related factors used in the impairment analysis could potentially result in a future impairment charge for all or a portion of the $34.5 million of goodwill recorded at MGU.

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

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2010	2009

As of June 30	$0.3	$1.0
Average for 12 months ended June 30	0.5	1.1
High for 12 months ended June 30	0.7	1.3
Low for 12 months ended June 30	0.3	1.0

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2010	2009

As of June 30	$1.4	$4.3
Average for 12 months ended June 30	2.2	4.9
High for 12 months ended June 30	3.3	5.6
Low for 12 months ended June 30	1.4	4.3

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

The period-over-period decrease in VaR was driven by a substantial reduction in trading activity, as a result of Integrys Energy Services' strategy change.

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at June 30, 2010, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $1.5 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2009, an increase in interest rates of 100 basis points would have increased interest expense by approximately $2.4 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

Changes in Internal Control

During the second quarter of 2010, Integrys Energy Group implemented a new version of its existing finance and supply chain Enterprise Resource Planning (ERP) system, upgraded its asset management and tax provision systems, and migrated its project costing tracking from the ERP system to the asset management system, all of which are expected to more fully automate and improve the efficiency of its financial reporting process.  Integrys Energy Group updated its internal controls over financial reporting as necessary to accommodate the modifications to its business processes or accounting procedures caused by the system changes. These system changes were the result of an evaluation of the existing systems, which indicated a need to provide for increased functionality to meet evolving business needs and were not the result of any identified deficiencies in the previous systems.

Other than the matter noted above, there were no changes in Integrys Energy Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Integrys Energy Group, Inc.

Date: August 4, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
Exhibit No.	Description

10.1
Credit Agreement with JPMorgan Chase Bank, N.A., U.S. Bank National Association, Wells Fargo Bank, National Association, KeyBank National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Lead Arrangers, Book Managers, and Global Coordinators, dated as of April 23, 2010 (Incorporated by reference to Exhibit 10 to Integrys Energy Group’s Form 8-K filed April 29, 2010)

10.2	Form of Amended Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed May 12, 2010)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

101 *
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended June 30, 2010, filed on August 4, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements, tagged as blocks of text.

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise  subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.