Form 10-Q
period 2010-09-30
INTEGRYS ENERGY GROUP, INC.
filed 2010-11-04
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, $1 par value, 77,582,022 shares outstanding at November 1, 2010

______________________________________________________________________________
______________________________________________________________________________

		Page
PART II.	OTHER INFORMATION	85

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 6.	Exhibits	85

Signature		86

EXHIBIT INDEX		87

10.1
Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.2
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.3
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.3 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.4
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.4 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.5
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

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

101*
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements tagged as blocks of text.

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

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATC	American Transmission Company LLC
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NSG	North Shore Gas Company
OCI	Other Comprehensive Income
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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
●
The effectiveness of risk management strategies, the use of financial and derivative instruments, and the ability to recover costs from customers in rates associated with the use of those strategies and financial and derivative instruments;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except per share data)	2010	2009	2010	2009

Nonregulated revenues	$399.3	$754.0	$1,450.1	$3,355.3
Utility revenues	598.6	543.8	2,466.0	2,570.9
Total revenues	997.9	1,297.8	3,916.1	5,926.2

Nonregulated cost of fuel, natural gas, and purchased power	338.0	661.7	1,293.1	3,139.7
Utility cost of fuel, natural gas, and purchased power	232.1	220.6	1,224.5	1,402.6
Operating and maintenance expense	254.3	238.2	764.7	804.8
Goodwill impairment loss	-	-	-	291.1
Impairment losses on property, plant, and equipment	43.2	-	43.2	0.7
Restructuring (income) expense	(0.3)	2.4	8.9	21.5
Net (gain) loss on Integrys Energy Services' dispositions related to strategy change	(0.2)	0.2	14.6	0.2
Depreciation and amortization expense	69.0	57.5	201.1	172.0
Taxes other than income taxes	22.7	23.9	71.5	72.5
Operating income	39.1	93.3	294.5	21.1

Miscellaneous income	26.3	25.5	71.1	67.2
Interest expense	(35.2)	(41.7)	(111.2)	(124.4)
Other expense	(8.9)	(16.2)	(40.1)	(57.2)

Income (loss) before taxes	30.2	77.1	254.4	(36.1)
Provision for income taxes	9.3	28.0	103.9	59.3
Net income (loss) from continuing operations	20.9	49.1	150.5	(95.4)

Discontinued operations, net of tax	-	2.3	0.1	2.6
Net income (loss)	20.9	51.4	150.6	(92.8)

Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Noncontrolling interest in subsidiaries	-	0.4	0.3	0.7
Net income (loss) attributed to common shareholders	$20.2	$51.1	$148.6	$(94.4)

Average shares of common stock
Basic	77.7	76.8	77.3	76.8
Diluted	78.1	76.9	77.8	76.8

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$0.26	$0.64	$1.92	$(1.26)
Discontinued operations, net of tax	-	0.03	-	0.03
Earnings (loss) per common share (basic)	$0.26	$0.67	$1.92	$(1.23)

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$0.26	$0.63	$1.91	$(1.26)
Discontinued operations, net of tax	-	0.03	-	0.03
Earnings (loss) per common share (diluted)	$0.26	$0.66	$1.91	$(1.23)

Dividends per common share declared	$0.68	$0.68	$2.04	$2.04

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$165.3	$44.5
Collateral on deposit	47.3	184.9
Accounts receivable and accrued unbilled revenues, net of reserves of $49.9 and $57.5, respectively	497.1	958.0
Inventories	323.9	304.3
Assets from risk management activities	324.0	1,522.1
Regulatory assets	120.4	121.1
Deferred income taxes	82.6	92.9
Assets held for sale	-	26.5
Other current assets	247.6	257.9
Current assets	1,808.2	3,512.2

Property, plant, and equipment, net of accumulated depreciation of $2,933.9 and $2,847.2, respectively	4,887.3	4,945.1
Regulatory assets	1,438.5	1,434.9
Assets from risk management activities	126.7	795.4
Goodwill	642.5	642.5
Other long-term assets	527.4	517.8
Total assets	$9,430.6	$11,847.9

Liabilities and Equity
Short-term debt	$59.5	$222.1
Current portion of long-term debt	477.9	116.5
Accounts payable	378.0	639.4
Liabilities from risk management activities	431.5	1,607.1
Regulatory liabilities	96.2	100.4
Liabilities held for sale	-	0.3
Other current liabilities	331.8	461.8
Current liabilities	1,774.9	3,147.6

Long-term debt	1,912.7	2,394.7
Deferred income taxes	703.8	658.2
Deferred investment tax credits	36.4	36.2
Regulatory liabilities	307.1	277.6
Environmental remediation liabilities	651.9	658.8
Pension and other postretirement benefit obligations	617.0	640.7
Liabilities from risk management activities	165.0	783.1
Asset retirement obligations	203.5	194.8
Other long-term liabilities	148.8	147.4
Long-term liabilities	4,746.2	5,791.5

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 77,486,900 shares issued; 77,085,543 shares outstanding	77.5	76.4
Additional paid-in capital	2,524.7	2,497.8
Retained earnings	339.8	345.6
Accumulated other comprehensive loss	(67.2)	(44.0)
Treasury stock and shares in deferred compensation trust	(16.5)	(17.2)
Total common shareholders' equity	2,858.3	2,858.6

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	0.1	(0.9)
Total liabilities and equity	$9,430.6	$11,847.9

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2010	2009
Operating Activities
Net income (loss)	$150.6	$(92.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(0.1)	(2.6)
Goodwill impairment loss	-	291.1
Impairment losses on property, plant, and equipment	43.2	0.7
Depreciation and amortization expense	201.1	172.0
Recoveries and refunds of regulatory assets and liabilities	20.1	30.8
Net unrealized (gains) losses on nonregulated energy contracts	(44.3)	151.1
Nonregulated lower of cost or market inventory adjustments	1.3	36.0
Bad debt expense	32.7	49.7
Pension and other postretirement expense	50.7	47.4
Pension and other postretirement contributions	(64.9)	(30.9)
Deferred income taxes and investment tax credit	54.2	(32.2)
Gain (loss) on sale of assets	12.5	(1.8)
Equity income, net of dividends	(10.3)	(11.9)
Other	27.6	(24.4)
Changes in working capital
Collateral on deposit	149.7	18.1
Accounts receivable and accrued unbilled revenues	440.8	1,152.4
Inventories	(25.2)	347.5
Other current assets	0.1	86.4
Accounts payable	(118.4)	(678.5)
Other current liabilities	(145.7)	(13.5)
Net cash provided by operating activities	775.7	1,494.6

Investing Activities
Capital expenditures	(187.1)	(342.3)
Proceeds from the sale or disposal of assets	64.1	37.9
Purchase of equity investments	(5.1)	(23.9)
Other	0.2	(9.9)
Net cash used for investing activities	(127.9)	(338.2)

Financing Activities
Short-term debt, net	(162.6)	(951.9)
Redemption of notes payable	-	(157.9)
Proceeds from sale of borrowed natural gas	21.9	148.6
Purchase of natural gas to repay natural gas loans	(6.5)	(370.1)
Issuance of long-term debt	-	230.0
Repayment of long-term debt	(116.1)	(2.0)
Payment of dividends
Preferred stock of subsidiary	(2.3)	(2.3)
Common stock	(139.3)	(155.2)
Issuance of common stock	26.2	-
Payments made on derivative contracts related to divestitures classified as financing activities	(138.2)	-
Other	(10.2)	(4.8)
Net cash used for financing activities	(527.1)	(1,265.6)

Change in cash and cash equivalents - continuing operations	120.7	(109.2)
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	0.1	4.5
Net change in cash and cash equivalents	120.8	(104.7)
Cash and cash equivalents at beginning of period	44.5	254.1
Cash and cash equivalents at end of period	$165.3	$149.4

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2010	2009
Cash paid for interest	$92.0	$100.5
Cash paid for income taxes	42.4	25.2

Significant non-cash transactions were:

	Nine Months Ended September 30
(Millions)	2010	2009
Construction costs funded through accounts payable	$13.8	$26.2
Equity issued for reinvested dividends	16.9	-
Equity issued for stock-based compensation plans	3.0	-
Intangible assets (customer contracts) received in exchange for risk management assets	-	17.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied to disclosures beginning with the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities from risk management activities.

		September 30, 2010
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$0.8	$37.6
Natural gas contracts	Long-term	0.5	4.2
Financial transmission rights	Current	5.6	0.6
Petroleum product contracts	Current	0.3	-
Total commodity contracts	Current	6.7	38.2
Total commodity contracts	Long-term	0.5	4.2
Cash flow hedges
Natural gas contracts	Current	-	1.1
Natural gas contracts	Long-term	-	0.2

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	170.5	141.7
Natural gas contracts	Long-term	91.0	82.2
Electric contracts	Current	142.4	195.3
Electric contracts	Long-term	32.5	58.0
Total commodity contracts	Current	312.9	337.0
Total commodity contracts	Long-term	123.5	140.2
Foreign exchange contracts	Current	1.0	1.0
Foreign exchange contracts	Long-term	0.3	0.3
Fair value hedges
Interest rate swaps	Current	0.9	-
Cash flow hedges
Natural gas contracts	Current	-	16.0
Natural gas contracts	Long-term	-	2.3
Electric contracts	Current	2.5	28.8
Electric contracts	Long-term	2.4	17.8
Total commodity contracts	Current	2.5	44.8
Total commodity contracts	Long-term	2.4	20.1
Interest rate swaps	Current	-	9.4
	Current	324.0	431.5
	Long-term	126.7	165.0
Total		$450.7	$596.5

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

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	September 30, 2010	December 31, 2009
Cash collateral provided to others	$47.3	$184.9
Cash collateral received from others *	9.4	55.2

*      Reflected in Other current liabilities on the Condensed Consolidated Balance Sheets.

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

(Millions)	September 30, 2010	December 31, 2009
Integrys Energy Services	$345.0	$555.6
Utility segments	36.6	24.0

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, Integrys Energy Group’s collateral requirement would have been as follows:

(Millions)	September 30, 2010	December 31, 2009
Collateral that would have been required:
Integrys Energy Services	$384.6	$549.3
Utility segments	26.6	17.0
Collateral already satisfied:
Integrys Energy Services
Letters of credit	88.5	51.9
Cash	-	-
Utility segments
Letters of credit	-	-
Cash	-	-
Collateral remaining:
Integrys Energy Services	296.1	497.4
Utility segments	26.6	17.0

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

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	Three Months Ended September 302010	Nine Months Ended September 302010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$(12.9)	$(17.7)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	(1.1)	(3.5)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.1)	(0.2)
Natural gas contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	(0.2)	(0.1)
Financial transmission rights	Balance Sheet – Regulatory assets (current)	1.2	0.6
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	(3.0)	(0.3)
Petroleum product contracts	Income Statement – Operating and maintenance expense	0.1	(0.2)

(Millions)	Financial Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$54.5	$109.1
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	4.7	9.0
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(4.6)	3.1
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	(0.8)	(0.7)
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.1	0.3
Commodity contracts	Income Statement – Operating and maintenance expense	(0.1)	0.1

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	September 30, 2010		December 31, 2009
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	679.3	N/A	833.2	N/A
Financial transmission rights (millions of kilowatt-hours)	N/A	9,403.7	N/A	4,546.6
Petroleum products (barrels)	52,782.0	N/A	42,823.0	N/A

Cash Flow Hedges

PGL uses natural gas contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2011.  PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	Purchases
	September 30, 2010	December 31, 2009
Natural gas (millions of therms)	6.0	9.6

Changes in the fair values of the effective portions of these contracts are included in OCI, net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Natural gas contracts	$(0.5)	$0.2	$(1.6)	$(1.0)

Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2010	2009	2010	2009
Settled natural gas contracts	Operating and maintenance expense	$(0.2)	$(0.8)	$(0.6)	$(2.2)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting related to these natural gas contracts was not significant during the three and nine months ended September 30, 2010, and 2009.  Cash flow hedge ineffectiveness related to these natural gas contracts also was not significant during the three and nine months ended September 30, 2010, and 2009.  When testing for effectiveness, no portion of these derivative instruments was excluded.  In the next 12 months, an insignificant pre-tax loss is expected to be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer-related contracts.

The nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

	September 30, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	1,420.7	1,507.9	N/A	2,990.4	2,917.1	N/A
Electric (kilowatt-hours)	22,515.5	19,493.3	N/A	132,200.4	125,983.1	N/A
Interest rate swaps	N/A	N/A	$-	N/A	N/A	$219.2
Foreign exchange contracts	$21.9	$21.9	N/A	$35.1	$35.1	N/A

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

(Millions)	Income Statement Presentation	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Natural gas contracts	Nonregulated revenue	$23.7		$32.5
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI)	(0.5	) *	(0.9	) *
Electric contracts	Nonregulated revenue	(12.9)		(91.1)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI)	(0.7	) *	(2.2	) *
Interest rate swaps	Interest expense	-		0.4
Total		$9.6		$(61.3)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in the current and/or prior periods.

(Millions)	Income Statement Presentation	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Commodity contracts	Nonregulated revenue	$19.0		$(9.8)
Commodity contracts	Nonregulated revenue (reclassified from accumulated OCI)	(0.3	) *	(2.3	) *
Interest rate swaps	Interest expense	(0.8)		(0.5)
Foreign exchange contracts	Nonregulated revenue	(0.7)		(1.8)
Total		$17.2		$(14.4)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in the current and/or prior periods.

Fair Value Hedges

At PEC, an interest rate swap designated as a fair value hedge is used to hedge changes in the fair value of $50.0 million of the $325.0 million PEC Series A 6.9% notes due January 15, 2011.  The changes in the fair value of this hedge are recognized currently in earnings, as are the changes in fair value of the hedged item.  Unrealized gains (losses) related to the fair value hedge and the related hedged item are shown in the table below.

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2010	2009	2010	2009
Interest rate swap	Interest expense	$(1.0)	$(0.4)	$(1.7)	$(0.7)
Debt hedged by swap	Interest expense	1.0	0.4	1.7	0.7
Total		$-	$-	$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three and nine months ended September 30, 2010, and 2009.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three and nine months ended September 30, 2010, and 2009.

Cash Flow Hedges

Natural gas futures, forwards, and swaps that are designated as cash flow hedges extend through December 2013, while electric futures, forwards, and swaps designated as cash flow hedges extend through May 2017.  These contracts are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  In the second quarter of 2010, Integrys Energy Group entered into two interest rate swaps designated as cash flow hedges to hedge the variability in forecasted interest payments on the first $100.0 million of a debt issuance planned for the fourth quarter of 2010.  The nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	September 30, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	257.9	-	N/A	5.9	8.6	N/A
Electric (kilowatt-hours)	10,822.0	19.6	N/A	7,116.2	-	N/A
Interest rate swaps	N/A	N/A	$100.0	N/A	N/A	$65.6	*

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Natural gas contracts	$(15.0)	$(18.7)
Electric contracts	(27.7)	(31.0)
Interest rate swaps	(0.9)	(3.3)
Total	$(43.6)	$(53.0)

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	$(7.1)	$(57.6)
Interest rate swaps	0.7	2.2
Total	$(6.4)	$(55.4)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$(0.2)	$(9.0)
Electric contracts	Nonregulated revenue	2.2	(12.0)
Interest rate swaps	Interest expense	(0.1)	0.4
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	(0.6)	0.2
Electric contracts	Nonregulated revenue	(0.3)	(9.9)
Total		$1.0	$(30.3)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Settled/Realized
Commodity contracts	Nonregulated revenue	$(42.2)	$(79.3)
Interest rate swaps	Interest expense	0.3	0.9
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	0.1	(0.3)
Total		$(41.8)	$(78.7)

Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Natural gas contracts	Nonregulated revenue	$1.2	$1.3
Electric contracts	Nonregulated revenue	0.1	(0.1)
Total		$1.3	$1.2

Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Nonregulated revenue	$0.4	$(0.9)

In the next 12 months, subject to changes in market prices of natural gas and electricity, pre-tax losses of $17.2 million and $26.8 million related to cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the hedged transactions occur.  These amounts are expected to be substantially offset by the settlement of the related nonderivative hedged contracts.  In the next 12 months, subject to changes in interest rates, an insignificant pre-tax loss related to cash flow hedges of interest rate swaps is expected to be amortized into earnings beginning when the related debt is issued.

NOTE 4--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included reductions in its workforce.  The following table summarizes the activity related to these restructuring costs:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2010	September 30, 2010
Accrued restructuring costs at beginning of period	$4.0	$18.0
Add: Adjustments to accrual during the period	(0.2)	0.1	*
Deduct: Cash payments	1.9	16.2
Accrued restructuring costs at end of period	$1.9	$1.9

*
Restructuring costs of $0.3 million were billed to certain companies in accordance with provisions in the operating agreements with these companies that allow Integrys Energy Group to recover a portion of its administrative and general expenses.

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business segment to focus on selected retail markets in the United States and investments in energy assets with renewable attributes, the following restructuring costs were expensed:

(Millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Employee-related costs	$(0.3)	$0.3	$1.7	$11.1
Professional fees	-	1.7	6.4	4.7
Software write-offs and accelerated depreciation	-	0.2	-	5.4
Miscellaneous	0.2	0.2	1.0	0.3
Total restructuring (income) expense	$(0.1)	$2.4	$9.1	$21.5

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Condensed Consolidated Statements of Income.

The following table summarizes the activity related to employee-related restructuring expense in 2010.  During the first nine months of 2009, no payments were made related to this expense.

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2010	September 30, 2010
Accrued employee-related costs at beginning of period	$2.6	$8.2
Add: Employee-related costs expensed	(0.3)	1.7
Deduct: Cash payments	1.1	8.7
Accrued employee-related costs at end of period	$1.2	$1.2

Integrys Energy Group expects to incur total employee-related restructuring expense of approximately $13 million related to the Integrys Energy Services strategy change by the end of 2010, including $11.8 million expensed through September 30, 2010, of which $10.1 million was expensed in 2009.

NOTE 5--DISPOSITIONS

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business segment to focus on selected retail markets in the United States and investments in energy assets with renewable attributes, Integrys Energy Services completed the following sales.

Sale of Integrys Energy Services of Texas, LP

In June 2010, Integrys Energy Services sold its Texas retail electric marketing business.  The pre-tax gain on the sale of Integrys Energy Services of Texas, LP was $25.5 million and included a $0.2 million gain resulting from post closing adjustments received in accordance with the sale agreement during the third quarter of 2010.  This pre-tax gain was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.  Customer sales contracts related to the Texas retail electric marketing business were transferred to the buyer effective June 1, 2010.  The underlying commodity supply contracts outstanding at June 30, 2010 were all novated at the end of July 2010.

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

Sale of Remaining Canadian Wholesale Electric Marketing and Trading Portfolio

The majority of Integrys Energy Services' Canadian natural gas and electric power portfolio was sold in September 2009.  In May 2010, Integrys Energy Services completed the sale of its remaining Canadian wholesale electric marketing and trading portfolio.  The pre-tax losses on these sales for the nine months ended September 30, 2010 and 2009 were $0.4 million and $0.2 million, respectively, and were reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

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

Sale of United States Wholesale Electric Marketing and Trading Business

In December 2009, Integrys Energy Services entered into a definitive agreement to sell substantially all of its United States wholesale electric marketing and trading business.  Effective February 1, 2010, Integrys Energy Services transferred substantially all of the market risk associated with this business by entering into trades with the buyer that mirrored Integrys Energy Services' underlying wholesale electric contracts.  On March 31, 2010, Integrys Energy Services closed on the sale and transferred title to the majority of the underlying commodity contracts, upon which time the corresponding mirror transactions terminated.  The majority of the remaining underlying commodity contracts that had not been novated as of March 31, 2010 are expected to be novated, or if never novated, will be settled through the normal course of business, at which time the corresponding mirror transactions will terminate.  As of September 30, 2010, approximately 93% of the commodity contracts have been novated, and the corresponding mirror transactions have been terminated.

In connection with this sale, for a two-year period following the closing, Integrys Energy Services will retain counterparty default risk with approximately 50% of the counterparties to the commodity contracts novated.  The fair value of the counterparty payment default risk at the date of the sale was $0.8 million and was reported as a component of other long-term liabilities.

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

(Millions)

Current assets from risk management activities	$20.3
Long-term assets from risk management activities	10.3
Total assets	$30.6

Current liabilities from risk management activities	$65.6
Long-term liabilities from risk management activities	23.9
Total liabilities	$89.5

The following table shows the carrying values of the remaining underlying commodity contracts that had not been novated at September 30, 2010:

(Millions)

Current assets from risk management activities	$39.1
Current liabilities from risk management activities	15.4

The following table shows the carrying values of the remaining mirror transactions associated with the underlying commodity contracts referenced above that had not been novated at September 30, 2010:

(Millions)

Current assets from risk management activities	$15.6
Current liabilities from risk management activities	39.3

The pre-tax loss on the sale of the United States wholesale electric marketing and trading business for the nine months ended September 30, 2010, was $64.9 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

In March 2010, Integrys Energy Services closed on the sale of its remaining significant wholesale electric commodity contract with another buyer.  The pre-tax gain on the sale of this commodity contract was $8.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Sale of Generation Businesses in New Brunswick, Canada and Northern Maine, and Associated Retail Electric Contracts

In January 2010, Integrys Energy Services closed on the sale of two of its power generation businesses, which owned generation assets in New Brunswick, Canada and Northern Maine, and subsequently closed on the sale of the associated retail electric contracts and standard offer service contracts in Northern Maine in February 2010.  The proceeds from the sale of the generation companies and associated retail electric contracts were $38.5 million.  The pre-tax gain on the sales was $15.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

The carrying values of the major classes of assets and liabilities included in the sales as of the closing dates and classified as held for sale on the Condensed Consolidated Balance Sheets at December 31, 2009 were as follows:

(Millions)	As of the Closing Dates in 2010	December 31, 2009

Inventories	$0.1	$0.1
Property, plant, and equipment, net	25.1	25.1
Other long-term assets	1.3	1.3
Total assets	$26.5	$26.5

Other current liabilities	$0.1	$-
Asset retirement obligations	0.3	0.3
Total liabilities	$0.4	$0.3

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

Sale of United States Wholesale Natural Gas Marketing and Trading Business and Other Wholesale Natural Gas Storage Contracts

In October 2009, Integrys Energy Services entered into definitive agreements to sell the majority of its United States wholesale natural gas marketing and trading business in a two-part transaction.  In December 2009, Integrys Energy Services closed the first part of the transaction by selling substantially all of its United States wholesale natural gas marketing and trading business.

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

In March 2010 and May 2010, Integrys Energy Services closed on the sale of its remaining natural gas storage and related transportation contracts that were not a part of the original sale transaction.  The pre-tax loss on the sale of these contracts was $0.7 million and was reported as a component of net (gain) loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.  The carrying value of inventories included in the sales was $1.8 million as of the closing date.

Discontinued Operations Resulting from Integrys Energy Services’ Strategy Change

Energy Management Consulting Business

During the nine months ended September 30, 2009, Integrys Energy Services completed the sale of its energy management consulting business and received proceeds of $4.5 million.  This business provided consulting services relating to long-term strategies for managing energy costs for its customers.  The historical results of this business were not significant.  The gain on the sale of this business reported in discontinued operations during the third quarter of 2009 was $3.8 million ($2.3 million after-tax).

During the nine months ended September 30, 2010, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations when a contingent payment was earned from the sale of this business during the first quarter of 2010.  This contingent payment resulted from the ability of the buyer to retain the energy management consulting services for customers who had contracted with Integrys Energy Services prior to the July 2009 sale.

WPS Niagara Generation, LLC

During the nine months ended September 30, 2009, Integrys Energy Services recorded a $0.3 million after-tax gain in discontinued operations related to a refund received in connection with the overpayment for auxiliary power service in prior years.

NOTE 6—IMPAIRMENT LOSSES ON PROPERTY, PLANT, AND EQUIPMENT

Integrys Energy Group evaluates property, plant, and equipment for impairment whenever indicators of impairment exist.  During the third quarter of 2010, Integrys Energy Services recorded a pre-tax non-cash impairment loss of $43.2 million related to its three natural gas-fired generation plants (Beaver Falls Generation, Syracuse Generation, and Combined Locks Energy Center).  The impairment charge resulted from lower estimated future cash flows for these plants and was primarily driven by reduced expectations for forward capacity prices.  The plants have been written down to their estimated fair value.  The impairment charge was recorded as impairment losses on property, plant, and equipment in the Condensed Consolidated Statements of Income during the third quarter of 2010.

The fair value of the natural gas plants was determined primarily using the income approach, which was based on discounted cash flows that were derived from internal forecasts and economic expectations.  The key assumptions used to determine fair value under the income approach over the cash flow period were forward energy and capacity curves.  Other assumptions included forecasted operating expenses, forecasted capital additions, anticipated working capital requirements, and the discount rate.  The discount rate represents the estimated cost of capital appropriate for the nonregulated generation plants.  The discount rate used for the impairment analysis was 10%.

NOTE 7--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Integrys Energy Group’s electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at September 30, 2010.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three and nine months ended September 30, 2010, and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Balance at the beginning of period	$407.4	$369.2	$395.9	$346.9
Equity in net income	19.2	19.3	57.9	55.7
Capital contributions	-	8.5	5.1	23.9
Dividends received	(15.7)	(15.2)	(48.0)	(44.7)
Balance at the end of period	$410.9	$381.8	$410.9	$381.8

Financial data for all of ATC is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Income statement data
Revenues	$136.9	$132.3	$414.1	$387.5
Operating expenses	59.8	58.7	185.1	172.3
Other expense	22.1	19.8	64.8	57.8
Net income *	$55.0	$53.8	$164.2	$157.4

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	September 30, 2010	December 31, 2009
Balance sheet data
Current assets	$62.6	$51.1
Noncurrent assets	2,845.1	2,767.3
Total assets	$2,907.7	$2,818.4

Current liabilities	$478.3	$285.5
Long-term debt	1,099.8	1,259.7
Other noncurrent liabilities	86.1	76.8
Members' equity	1,243.5	1,196.4
Total liabilities and members' equity	$2,907.7	$2,818.4

NOTE 8--INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit.  At September 30, 2010, all LIFO layers were replenished and the LIFO liquidation balance was zero.

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had no changes to the carrying amount of goodwill during the nine months ended September 30, 2010.  Annual impairment tests were completed at all of Integrys Energy Group’s reporting units that carry a goodwill balance in the second quarter of 2010, and no impairments resulted from these tests.  The goodwill recorded at Integrys Energy Group as of September 30, 2010, was as follows:

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

(Millions)	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(21.0)	$11.6	$32.6	$(18.3)	$14.3
Natural gas and electric contract assets (2) (3)	57.1	(54.1)	3.0	71.4	(60.5)	10.9
Natural gas and electric contract liabilities (2)	(10.5)	10.5	-	(10.5)	10.4	(0.1)
Renewable energy credits (4)	4.1	(1.6)	2.5	3.4	(2.1)	1.3
Nonregulated easements (5)	3.8	(0.3)	3.5	3.6	(0.1)	3.5
Emission allowances (6)	1.9	(0.2)	1.7	2.1	(0.2)	1.9
Other	2.4	(0.4)	2.0	2.5	(0.5)	2.0
Total	$91.4	$(67.1)	$24.3	$105.1	$(71.3)	$33.8

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$96.6	$(67.1)	$29.5	$110.3	$(71.3)	$39.0

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at September 30, 2010, was approximately 7 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the February 2007 PEC merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $1.6 million and $1.4 million, respectively, at September 30, 2010, and $6.2 million and $4.7 million, respectively, at December 31, 2009.  The remaining weighted-average amortization period for these intangible assets at September 30, 2010, was approximately 4 years.

(4)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(5)
Relates to easements supporting a natural gas pipeline at Integrys Energy Services.  The easements are amortized on a straight-line basis, with a remaining amortization period of approximately 14 years.

(6)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense was recorded as a component of depreciation and amortization expense in the Condensed Consolidated Statements of Income.  This intangible asset amortization expense excludes amortization related to natural gas contracts, electric contracts, renewable energy credits, and emission allowances, which are recorded as a component of nonregulated cost of fuel, natural gas, and purchased power in the Condensed Consolidated Statements of Income.  Amortization expense for the three months ended September 30, 2010, and 2009, was $0.2 million and $1.5 million, respectively.  Amortization expense for the nine months ended September 30, 2010, and 2009, was $3.0 million and $4.5 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$4.0
For year ending December 31, 2011	3.3
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.6
For year ending December 31, 2014	1.4

Amortization related to the natural gas and electric contract intangible assets and liabilities, renewable energy credits, and emission allowances for the three months ended September 30, 2010, and 2009, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $1.3 million and $2.4 million, respectively.  Amortization of these contracts for the nine months ended September 30, 2010 and 2009, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $4.4 million and $2.1 million, respectively.

Amortization expense related to these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$5.3
For year ending December 31, 2011	3.4
For year ending December 31, 2012	0.7
For year ending December 31, 2013	0.6
For year ending December 31, 2014	0.5

NOTE 10--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	September 30, 2010	December 31, 2009
Commercial paper outstanding	$49.5	$212.1
Average discount rate on outstanding commercial paper	0.40%	0.52%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.21%	0.18%

The commercial paper outstanding at September 30, 2010, had varying maturity dates ranging from October 1, 2010 through October 7, 2010.

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the nine months ended September 30:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$82.5	$204.3
Average amount of borrowings under revolving credit facilities	-	151.9
Average amount of short-term notes payable outstanding	10.0	60.8

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	September 30, 2010	December 31, 2009
Revolving credit facility (Integrys Energy Group) (1)	04/23/13	$735.0	$-
Revolving credit facility (Integrys Energy Group)	06/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (2)	06/02/10	-	500.0
Revolving credit facility (Integrys Energy Group) (2)	05/26/10	-	425.0
Revolving credit facility (Integrys Energy Group) (2)	06/04/10	-	35.0
Revolving credit facility (WPS) (3)	04/23/13	115.0	-
Revolving credit facility (WPS) (2)	06/02/10	-	115.0
Revolving credit facility (PEC)	06/13/11	400.0	400.0
Revolving credit facility (PGL) (4)	04/23/13	250.0	-
Revolving credit facility (PGL) (2)	07/12/10	-	250.0
Revolving short-term notes payable (WPS)	11/13/10	10.0	10.0

Total short-term credit capacity		2,010.0	2,235.0

Less:
Letters of credit issued inside credit facilities		106.9	130.4
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		49.5	212.1

Available capacity under existing agreements		$1,843.6	$1,882.5

(1)	In April 2010, Integrys Energy Group entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(2)	These facilities were replaced with new revolving credit agreements in April 2010. Upon entering into the new agreements, the maturing facilities were terminated.

(3)	In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(4)	In April 2010, PGL entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

At September 30, 2010, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group's and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 11--LONG-TERM DEBT

(Millions)	September 30, 2010	December 31, 2009
WPS (1)	$872.1	$872.1
UPPCO (2)	10.3	10.8
PEC (3)	325.9	327.6
PGL (4)	526.0	576.0
NSG	75.0	75.0
Integrys Energy Group	555.0	555.0
Unsecured term loan – Integrys Energy Group (5)	-	65.6
Other term loan (6)	27.0	27.0
Total	2,391.3	2,509.1
Unamortized discount and premium	(0.7)	2.1
Total debt	2,390.6	2,511.2
Less current portion	(477.9)	(116.5)
Total long-term debt	$1,912.7	$2,394.7

(1)
In August 2011, WPS's 6.125% Senior Notes will mature.  As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at September 30, 2010.

(2)
On May 3, 2010, UPPCO repaid $0.5 million of its 9.32% First Mortgage Bonds.  On November 1, 2010, UPPCO made a $0.9 million sinking fund payment under the terms of its First Mortgage Bonds.  As a result, this payment was included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at September 30, 2010.

(3)
In January 2011, PEC's 6.9% unsecured Senior Notes will mature.  As a result, the $325.0 million balance of these notes and the related fair value adjustment and unamortized premium of $2.0 million were included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at September 30, 2010.

(4)
In October 2010, PGL issued $50.0 million of Series WW, 2.625%, First Mortgage Bonds due February 1, 2033.  The bonds are subject to a mandatory interest reset date on August 1, 2015.  The net proceeds from the issuance of these bonds were used to redeem PGL’s $50 million, 3.75%, Series LL, Fixed First and Refunding Mortgage Bonds.

In August 2010, PGL issued $50.0 million of Series VV, 2.125%, First Mortgage Bonds due March 1, 2030.  The bonds are subject to a mandatory interest reset date on July 1, 2014.  The net proceeds from the issuance of these bonds were used to redeem PGL’s $50 million, 4.75%, Series HH, Fixed First and Refunding Mortgage Bonds.

PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at September 30, 2010, was 0.51% for these bonds.

On March 1, 2010, $50.0 million of PGL's Series MM-2 First and Refunding Mortgage Bonds matured. PGL repaid the outstanding principal balance on these 4.00% bonds.

(5)	On May 13, 2010, $65.6 million of Integrys Energy Group's term loans matured. Integrys Energy Group repaid the outstanding principal balance on this unsecured term loan.

(6)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At September 30, 2010, the interest rate was 4.28%.  The loan is to be repaid by April 2021.  Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

At September 30, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group's and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 12--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to Integrys Energy Group's asset retirement obligations through September 30, 2010.

(Millions)	Utilities	Integrys Energy Services		Total
Asset retirement obligations at December 31, 2009	$194.8	$0.3	*	$195.1
Accretion	8.7	-		8.7
Asset retirement obligations transferred in sale	-	(0.3)		(0.3)
Asset retirement obligations at September 30, 2010	$203.5	$-		$203.5

*      This amount was classified as held for sale at December 31, 2009, as it was related to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

NOTE 13--INCOME TAXES

Integrys Energy Group's effective tax rate for the three and nine months ended September 30, 2010, was 30.8% and 40.8%, respectively.  The effective tax rate for the three and nine months ended September 30, 2009, was 36.3% and (164.3)%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the 2009 goodwill impairment loss.

The effective rate for the three months ended September 30, 2010, was lower than the federal tax rate of 35%, primarily related to the tax treatment of impairment losses recorded on Integrys Energy Services natural gas-fired generation plants.  See Note 6, "Impairment Losses on Property, Plant, and Equipment" for more information on the impairment losses.

The effective tax rate for the nine months ended September 30, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, Integrys Energy Group expensed $11.8 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction of the provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes.  These increases were partially offset by wind production and other tax credits.

The effective tax rate for the nine months ended September 30, 2009, was lower than the federal tax rate of 35%, primarily because $186.2 million of the $291.1 million goodwill impairment loss recognized in the first quarter of 2009 was not deductible for income tax purposes.

For the nine months ended September 30, 2010, Integrys Energy Group’s liability for unrecognized tax benefits decreased $2.5 million related to favorable results on IRS examination activity.  Included in that amount, during the three months ended September 30, 2010, was a $2 million increase related to the alternative minimum tax effect of the favorable results of the IRS examination activity.

NOTE 14--COMMITMENTS AND CONTINGENCIES

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

The obligations described below were as of September 30, 2010.

●
The electric utility segment had obligations of $191.8 million related to coal supply and transportation that extend through 2016, obligations of $1,100.8 million for either capacity or energy related to purchased power that extend through 2030, and obligations of $9.8 million for other commodities that extend through 2013.

●	The natural gas utility segment has obligations of $1,174.7 million related to natural gas supply and transportation contracts that extend through 2028.
●
Integrys Energy Services has obligations of $311.9 million related to energy and natural gas supply contracts that extend through 2019.  The majority of these obligations end by 2012, with obligations of $22.4 million extending beyond 2012.

●	Integrys Energy Group also has commitments of $514.7 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV and has met with the EPA on several occasions and exchanged proposals related to a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at the Weston and Pulliam generation stations.  WPS has entered into a Standstill Agreement with the Sierra Club and has had discussions with the Sierra Club in conjunction with the EPA related to possible resolution.  However, Integrys Energy Group is currently unable to predict the impact on its condensed consolidated financial statements.

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

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  The parties exchanged initial proposals regarding resolution.  On September 9, 2010, the Sierra Club filed suit against WP&L in the Federal Court for the Western District of Wisconsin related to one project identified in the NOI for the Columbia plant.  Integrys Energy Group is reviewing the allegations in the lawsuit but is currently unable to predict the impact on its condensed consolidated financial statements.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L (Units 3, 4, and 5), Wisconsin Electric (Unit 5), and WPS (Unit 4) and operated by WP&L.  The parties are in the process of analyzing the Sierra Club's actions.  Integrys Energy Group is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  The parties are in the process of analyzing the allegations and have had discussions with the Sierra Club.  In September 2010, the Sierra Club filed suit against WP&L regarding Edgewater.  Integrys Energy Group is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, has met with the EPA and exchanged proposals related to a possible resolution.  Integrys Energy Group is currently unable to predict the impact on its condensed consolidated financial statements.

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

If it were ultimately determined in the actions identified above that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.  On May 13, 2010, the Wisconsin Court of Appeals issued a ruling affirming that the WDNR’s decisions on BACT, sulfur dioxide, and nitrogen oxide were reasonable.  One issue, visible emissions, was sent back to the WDNR for further proceedings.  The WDNR and WPS filed a Motion for Clarification on the issue of further proceedings on the visibility issue.  The Court of Appeals withdrew its May 13, 2010 decision, and on June 24, 2010, it reaffirmed its decision on all other matters but clarified the visibility issue and directed the WDNR to reopen the permit and establish specific visibility limits.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club’s Petition.  To date, no action has been taken by the Supreme Court.  Integrys Energy Group is currently unsure how the Supreme Court will respond.

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

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generating station was issued by the WDNR on April 30, 2009.  On June 28, 2010, the EPA issued an order granting the Sierra Club’s petition to object to the Title V permit.  The order directs the WDNR to respond to the comments raised by the Sierra Club in its Petition (filed June 25, 2009).  Integrys Energy Group has been working with the WDNR to address the order.

On October 22, 2010, WPS received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the grant or denial of the Pulliam Title V permit.  Integrys Energy Group is reviewing all these allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directed the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  On September 22, 2010, the WDNR issued a draft permit.  The parties are evaluating all options, including a challenge to the permit.

On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  Specifically, they allege that the EPA has failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.  Integrys Energy Group is reviewing all these allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of September 30, 2010, WPS estimates capital costs of approximately $20 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

Due to the reinstatement of CAIR, units affected by the Best Available Retrofit Technology (BART) rule are considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions.  Although particulate emissions also contribute to visibility impairment, the WDNR’s modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $453 million, which includes estimates for both wholly owned and WPS’s share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Twenty of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Under the

EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  Integrys Energy Group estimated and accrued for $650.4 million of future undiscounted investigation and cleanup costs for all sites as of September 30, 2010.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $663.5 million, which is net of insurance recoveries received of $56.9 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of September 30, 2010.

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

The EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011, unless there is a successful legal challenge that stays the rule (several lawsuits have been filed).  At that time, the EPA and the states will apply the BACT requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery.  The balance of the conservation and weatherization funding that remained unpaid as of September 30, 2010, was $5.2 million and was recorded in other current liabilities.  PEC also agreed to implement a reconnection program for certain customers, and PGL and NSG implemented this program.  Finally, PEC agreed to internal audits and an external audit of natural gas supply practices.  Four of the five annual internal audits required by the settlement agreement have been completed.  The external audit was completed in April 2008, and PGL and NSG completed their responses to the external auditor's recommendations in March 2009.

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

Reconciliations of subsequent periods (2007 - 2009 for NSG and 2006 - 2009 for PGL) were held in abeyance pending the outcome of the fiscal 2006 Gas Charge reconciliation cases, but ICC Staff and an intervener filed testimony for the 2007 Gas Charge reconciliation period on October 22, 2010.  They recommended no disallowances although the intervener recommended a change in how certain pipeline costs are recovered.  There has been no ICC Staff or intervener testimony for the 2008 and 2009 reconciliation periods, and NSG and PGL are not aware of any issues for those periods.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive

Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  On November 19, 2009, the court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  The case remained pending in Circuit court.  The parties entered into a settlement agreement on September 23, 2010, that was preliminarily approved by the court on September 27, 2010.  The hearing for final approval is scheduled for November 30, 2010.  At September 30, 2010, Integrys Energy Group had an $8.8 million liability recorded related to the settlement agreement.

NOTE 15--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2010	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$716.1	$437.4	$46.2	$-	$232.5
Standby letters of credit (2)	107.4	89.7	17.6	0.1	-
Surety bonds (3)	3.2	2.1	1.1	-	-
Other guarantees (4)	73.5	-	-	50.0	23.5
Total guarantees	$900.2	$529.2	$64.9	$50.1	$256.0

(1)
Consists of parental guarantees of $517.5 million to support the business operations of Integrys Energy Services; $123.2 million and $65.4 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at both PEC and IBS to support business operations.  These guarantees are not reflected on the Condensed Consolidated Balance Sheets.

(2)
At Integrys Energy Group's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to Integrys Energy Group.  This amount consists of $95.2 million issued to support Integrys Energy Services' operations; $10.4 million issued for workers compensation coverage in Illinois; and $1.8 million related to letters of credit issued to support UPPCO, WPS, MGU, NSG, MERC, and PGL operations.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Condensed Consolidated Balance Sheets.

(4)
Consists of (1) $50.0 million related to the sale agreement for Integrys Energy Services' United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (2) $10.0 million related to the sale agreement for Integrys Energy Services' Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions.  An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (3) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which Integrys Energy Group expects that the likelihood of required performance is remote.  This amount is not reflected on the Condensed Consolidated Balance Sheets; and (4) $8.5 million related to other indemnifications and workers compensation coverage.  This amount is not reflected on the Condensed Consolidated Balance Sheets.

Integrys Energy Group has provided total parental guarantees of $707.1 million on behalf of Integrys Energy Services, as shown in the table below.  Integrys Energy Group's exposure under these guarantees related to open transactions at September 30, 2010, was approximately $455 million based on (1) an assumption that 60 days of payables are outstanding, and (2) the valuation of forward contracts.

(Millions)	September 30, 2010
Guarantees supporting commodity transactions	$517.5
Standby letters of credit	95.2
Guarantees of subsidiary debt *	27.0
Surety bonds	1.7
Other	65.7
Total guarantees	$707.1

*
Consists of outstanding debt at an Integrys Energy Services subsidiary, which is not included in the total Integrys Energy Group guarantee amounts above, because the debt is reflected on the Condensed Consolidated Balance Sheets.

NOTE 16--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$10.0	$9.7	$30.1	$29.1	$4.1	$3.6	$12.3	$10.7
Interest cost	20.0	20.2	60.0	60.7	6.9	6.6	20.6	19.9
Expected return on plan assets	(23.1)	(23.1)	(69.2)	(69.4)	(4.7)	(4.4)	(14.2)	(13.3)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.2	0.2
Amortization of prior service cost (credit)	1.3	1.3	3.9	3.8	(1.0)	(1.0)	(2.9)	(2.9)
Amortization of net actuarial loss (gain)	2.0	0.5	6.1	1.4	0.5	(0.4)	1.4	(1.1)
Amortization of merger related regulatory adjustment (1)	-	3.1	-	9.4	-	0.8	-	2.5
Regulatory deferral (2)	1.2	(0.8)	3.4	(2.4)	(0.4)	(0.4)	(1.0)	(1.2)
Net periodic benefit cost	$11.4	$10.9	$34.3	$32.6	$5.5	$4.9	$16.4	$14.8

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

(2)
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs will be completed by December 31, 2010.

Transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2010, $64.3 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  Integrys Energy Group expects to contribute an additional $101.4 million to its pension plans and $35.2 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 17--STOCK-BASED COMPENSATION

In May 2010, Integrys Energy Group's shareholders approved the 2010 Omnibus Incentive Compensation Plan (2010 Omnibus Plan).  Under the provisions of the 2010 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,000,000, and no more than 900,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans continue to exist for purposes of the existing outstanding stock-based compensation.  At September 30, 2010, stock options, performance stock rights, restricted shares and restricted share units, and stock appreciation rights were outstanding under the various plans.

Performance stock rights, restricted shares, and restricted share units were accounted for as equity awards through June 30, 2010; however, in the third quarter of 2010, Integrys Energy Group determined that these awards should have been accounted for as liability awards due to certain changes to the deferred compensation plan approved by Integrys Energy Group's Board of Directors in the fourth quarter of 2007.  In the third quarter of 2010, consistent with the guidance in the Stock Compensation Topic of the FASB ASC, Integrys Energy Group began accounting for performance stock rights, restricted shares, and restricted share units as liability awards, which are required to be recorded at fair value each reporting period.  The cumulative effect of this change related to periods prior to the third quarter of 2010 was a decrease in net income from continuing operations and net income attributed to common shareholders of $2.4 million.  Management determined that this amount was not material to prior periods or to the quarter ended September 30, 2010, and recorded the cumulative effect in earnings in the third quarter of 2010.

Stock Options

Compensation cost recognized for stock options during the three and nine months ended September 30, 2010, and 2009, was not significant.  As of September 30, 2010, $1.9 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.8 years.

Cash received from option exercises during the nine months ended September 30, 2010, was $17.6 million.  The tax benefit realized from these option exercises was $7.1 million.

A summary of stock option activity for the nine months ended September 30, 2010, and information related to outstanding and exercisable stock options at September 30, 2010, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2009	3,133,286	$47.06
Granted	554,092	41.58
Exercised	461,414	47.81		$6.4
Forfeited	149,875	43.03		1.4
Expired	56,649	49.68		0.2
Outstanding at September 30, 2010	3,019,440	$47.58	6.51	$15.8
Exercisable at September 30, 2010	1,796,846	$49.56	5.29	$5.9

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax value that would have been received by the option holders had they all exercised their options at September 30, 2010.  This is calculated as the difference between Integrys Energy Group's closing stock price on September 30, 2010, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

Compensation cost recognized for performance stock rights during the three months ended September 30, 2010, was $6.0 million and was not significant during the three months ended September 30, 2009.  Compensation cost recorded for performance stock rights during the nine months ended September 30, 2010, and 2009, was $8.5 million and $3.2 million, respectively.  As of September 30, 2010, $6.7 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 1.4 years.

A summary of the activity related to performance stock rights for the nine months ended September 30, 2010, is presented below:

Performance Stock Rights
Outstanding at December 31, 2009	301,090
Granted	150,481
Distributed	45,847
Forfeited	26,009
Expired	37,849
Outstanding at September 30, 2010	341,866

Restricted Shares and Restricted Share Units

Compensation cost recognized for restricted share and restricted share unit awards during the three months ended September 30, 2010, was $5.6 million and was not significant during the three months ended September 30, 2009.  Compensation cost recognized for these awards during the nine months ended September 30, 2010, and 2009, was $8.4 million and $3.7 million, respectively.  As of September 30, 2010, $14.7 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.7 years.

A summary of the activity related to restricted share and restricted share unit awards for the nine months ended September 30, 2010, is presented below:

Restricted Share and Restricted Share Unit Awards
Outstanding at December 31, 2009	346,858
Granted	210,452
Vested	93,994
Forfeited	45,924
Outstanding at September 30, 2010	417,392

NOTE 18--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Net income (loss) attributed to common shareholders	$20.2	$51.1	$148.6	$(94.4)
Cash flow hedges, net of tax *	(29.1)	22.4	(21.4)	17.0
Foreign currency translation, net of tax	(2.5)	1.9	(2.4)	3.2
Amortization of unrecognized pension and other postretirement benefit costs, net of tax	0.1	0.1	0.6	(0.1)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	0.1
Total comprehensive income (loss)	$(11.3)	$75.5	$125.4	$(74.2)

*
For the three months ended September 30, 2010, the tax benefit was $18.6 million, and for the three months ended September 30, 2009, the tax was $14.3 million.  For the nine months ended September 30, 2010, the tax benefit was $11.3 million, and for the nine months ended September 30, 2009, the tax was $9.7 million.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2009, to September 30, 2010.

(Millions)	Nine Months Ended September 30, 2010
December 31, 2009 balance	$(44.0)
Cash flow hedges	(21.4)
Foreign currency translation	(2.4)
Amortization of unrecognized pension and other postretirement benefit costs	0.6
September 30, 2010 balance	$(67.2)

NOTE 19--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding was as follows:

	September 30, 2010			December 31, 2009
	Shares	Average Cost		Shares	Average Cost
Common stock issued	77,486,900			76,418,843
Less:
Deferred compensation rabbi trust	384,484	$42.83	(1)	402,839	$42.58	(1)
Restricted stock	16,873	$54.80	(2)	35,861	$55.33	(2)
Total shares outstanding	77,085,543			75,980,143

(1)	Based on Integrys Energy Group’s stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)	Based on the grant date fair value of the restricted stock.

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  From January 1, 2010 to February 10, 2010, and during 2009, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

Integrys Energy Group had the following changes to issued common stock during the nine months ended September 30, 2010:

Integrys Energy Group's common shares
Common stock at December 31, 2009	76,418,843
Shares issued
Stock Investment Plan	561,483
Stock-based compensation	519,610
Restricted stock shares retired	(13,036)
Common stock at September 30, 2010	77,486,900

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the three months ended September 30, 2010, and 2009, excluded 0.8 million and 3.0 million, respectively, out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the nine months ended September 30, 2010, excluded 1.6 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the nine months ended September 30, 2009, excluded 3.1 million out-of-the-money stock options.  Also, the effects of an insignificant number of in-the-money securities were not included in the computation for the nine months ended September 30, 2009, because there was a net loss, which would have caused the impact to be anti-dilutive.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income (loss) from continuing operations	$20.9	$49.1	$150.5	$(95.4)
Discontinued operations, net of tax	-	2.3	0.1	2.6
Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Noncontrolling interest in subsidiaries	-	0.4	0.3	0.7
Net income (loss) attributed to common shareholders	$20.2	$51.1	$148.6	$(94.4)

Denominator:
Average shares of common stock – basic	77.7	76.8	77.3	76.8
Effect of dilutive securities
Stock-based compensation	0.4	0.1	0.5	-
Average shares of common stock – diluted	78.1	76.9	77.8	76.8

Earnings (loss) per common share
Basic	$0.26	$0.67	$1.92	$(1.23)
Diluted	0.26	0.66	1.91	(1.23)

NOTE 20--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, Integrys Energy Group implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  Integrys Energy Group has variable interests in two entities through power purchase agreements relating to the cost of fuel.  One of these purchased power agreements reimburses an independent power producing entity for coal costs relating to purchased energy.  There is no obligation to purchase energy under the agreement.  This contract expires in 2016.  The other agreement contains a tolling arrangement in which Integrys Energy Group supplies the scheduled fuel and purchases capacity and energy from the facility.  This contract also expires in 2016.  As of September 30, 2010 and December 31, 2009, Integrys Energy Group had approximately 535 megawatts of capacity available under these agreements.

Integrys Energy Group has evaluated each of these variable interest entities for possible consolidation.  In these cases, Integrys Energy Group considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that Integrys Energy Group does not have the power to direct the operations and maintenance of the facilities.  Integrys Energy Group determined it is not the primary beneficiary of these variable interest entities.

At September 30, 2010, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with these variable interest entities pertained to working capital accounts and represented the amounts owed by Integrys Energy Group for current deliveries of power.  Integrys Energy Group has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entities.

In 2008, Integrys Energy Group’s subsidiary, Integrys Energy Services, contributed certain assets to LGS Renewables I, L.C. (LGS) in exchange for a 50% interest in the entity.  Simultaneously, Integrys Energy Services entered into a loan agreement with LGS to finance the development and construction of a pipeline project to provide landfill gas to a customer.  Integrys Energy Group determined at the time that the entity was a variable interest entity and that Integrys Energy Services was the primary beneficiary of the entity.  Integrys Energy Group updated its conclusion upon implementation of the new standard and continued to conclude that Integrys Energy Services was the primary beneficiary.  In July 2010, Integrys Energy Services purchased LGS Development, L.P.’s 50% ownership interest in LGS and became the sole owner.

NOTE 21--FAIR VALUE

Fair Value Measurements

Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied to disclosures beginning with the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Assets

Risk Management Assets
Utility Segments
Financial transmission rights	$-	$-	$5.6	$5.6
Natural gas contracts	0.6	0.7	-	1.3
Petroleum product contracts	0.3	-	-	0.3
Nonregulated Segments
Natural gas contracts	75.0	135.5	51.0	261.5
Electric contracts	32.9	125.3	21.6	179.8
Interest rate swaps	-	0.9	-	0.9
Foreign exchange contracts	0.1	1.2	-	1.3
Total Risk Management Assets	$108.9	$263.6	$78.2	$450.7

Other Assets	$0.1	$-	$-	$0.1

Liabilities

Risk Management Liabilities
Utility Segments
Financial transmission rights	$-	$-	$0.6	$0.6
Natural gas contracts	6.4	36.7	-	43.1
Nonregulated Segments
Natural gas contracts	82.4	154.3	5.5	242.2
Electric contracts	61.9	179.6	58.4	299.9
Interest rate swaps	-	9.4	-	9.4
Foreign exchange contracts	1.2	0.1	-	1.3
Total Risk Management Liabilities	$151.9	$380.1	$64.5	$596.5

Long-term debt hedged by fair value hedge	$-	$50.9	$-	$50.9

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$284.9	$439.6	$1,593.0	$2,317.5
Other	0.1	-	-	0.1
Liabilities
Risk management liabilities	336.4	582.2	1,471.6	2,390.2
Long-term debt hedged by fair value hedge	-	52.6	-	52.6

Integrys Energy Group determined the fair values above using a market based approach that incorporated observable market inputs where available, and internally developed inputs where observable market data was not readily available.  For the unobservable inputs, consideration was given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

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

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy during the three and nine months ended September 30, 2010.

Nonregulated Segments – Electric Contracts
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$(0.3)	$(0.6)	N/A	$(10.1)	$(18.0)
Transfers into Level 2 from	$(0.2)	N/A	(4.0)	$(0.2)	N/A	2.8
Transfers into Level 3 from	-	-	N/A	-	(4.8)	N/A

Nonregulated Segments – Natural Gas Contracts
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$-	$-	N/A	$-	$-
Transfers into Level 2 from	$-	N/A	0.8	$-	N/A	0.8
Transfers into Level 3 from	-	-	N/A	-	-	N/A

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended September 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	Financial Transmission Rights	Total
Balance at the beginning of the period	$33.0	$(36.1)	$7.6	$4.5
Net realized and unrealized gains (losses) included in earnings	20.3	(12.8)	1.0	8.5
Net unrealized losses recorded as regulatory assets or liabilities	-	-	(1.8)	(1.8)
Net unrealized losses included in other comprehensive loss	-	(3.3)	-	(3.3)
Net purchases and settlements	(7.0)	10.8	(1.8)	2.0
Net transfers out of Level 3	(0.8)	4.6	-	3.8
Balance at the end of the period	$45.5	$(36.8)	$5.0	$13.7

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$20.3	$(12.8)	$-	$7.5

Nine Months Ended September 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	Financial Transmission Rights	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$121.4
Net realized and unrealized gains (losses) included in earnings	42.7	(71.7)	4.5	(24.5)
Net unrealized gains recorded as regulatory assets or liabilities	-	-	0.3	0.3
Net unrealized losses included in other comprehensive loss	-	(6.5)	-	(6.5)
Net purchases and settlements	(27.8)	(55.5)	(3.3)	(86.6)
Net transfers into Level 3	-	(4.8)	-	(4.8)
Net transfers out of Level 3	(0.8)	15.2	-	14.4
Balance at the end of the period	$45.5	$(36.8)	$5.0	$13.7

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$42.7	$(71.7)	$-	$(29.0)

(Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at the beginning of the period	$(42.6)	$182.0
Net realized and unrealized losses included in earnings	27.7	(12.8)
Net unrealized gains recorded as regulatory assets or liabilities	(1.8)	4.1
Net unrealized gains (losses) included in other comprehensive loss	13.8	5.1
Net purchases and settlements	(21.6)	(8.6)
Net transfers in/out of Level 3	120.0	(74.3)
Balance at the end of the period	$95.5	$95.5
Net unrealized losses included in earnings related to instruments still held at the end of the period	$27.8	$(10.1)

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

	September 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,390.6	$2,552.0	$2,511.2	$2,543.6
Preferred stock	51.1	49.6	51.1	44.3

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

NOTE 22--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Equity earnings on investments	$19.3	$19.5	$58.8	$56.6
Foreign currency translation gain reclassified from OCI *	3.9	1.4	4.4	0.8
Key executive life insurance	0.9	1.1	2.9	2.3
Interest and dividend income	0.8	1.5	2.9	4.1
Equity portion of AFUDC	0.3	1.7	1.2	4.5
Other	1.1	0.3	0.9	(1.1)
Total miscellaneous income	$26.3	$25.5	$71.1	$67.2

*       The foreign currency translation gains that had accumulated in OCI were reclassified from OCI and reported in other income in the period when Integrys Energy Services had substantially completed the liquidation of its Canadian subsidiaries.  At September 30, 2010, no amounts remained in accumulated OCI related to foreign currency translation.

NOTE 23--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in WPS’s regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of the 2009 deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.  The PSCW staff has recommended a retail electric rate increase of $23.7 million and a retail natural gas rate decrease of $8.0 million, including uncontested adjustments to the staff audit.  A driver for the reduction from WPS's requested retail electric rate increase is that natural gas prices have fallen from the level when the initial filing was made, which impacted projected purchased power costs.  A final order is expected in the fourth quarter of 2010.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010.

The PSCW issued another rate order on April 1, 2010, making fuel cost over-collections for 2010 subject to refund as of that date.  As of September 30, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers in 2011 was $9.4 million, which was recorded as a short-term regulatory liability.  Fuel cost over/under-recovery impacts for 2008, 2009, and 2010 related to the Weston 4 power plant exfoliation issue remain open and will be addressed as part of the current 2011 rate case.

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

2010 MGU Rates

On December 16, 2009, the MPSC issued a final written order authorizing MGU a retail natural gas rate increase of $3.5 million, effective January 1, 2010.  The filing included a 10.75% return on common equity and a common equity ratio of 50.26% in MGU’s regulatory capital structure.  The order included approval of an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, effective January 1, 2010.  On July 1, 2010, the MPSC granted an order approving a decoupling mechanism for MGU as a pilot program, effective September 1, 2010.  MGU’s approved decoupling mechanism adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers.  On July 29, 2010, MGU filed with the MPSC a petition for rehearing requesting, among other items, an effective date for decoupling of January 1, 2010, consistent with the effective date of final rates under the MPSC’s December 16, 2009 order.  On October 26, 2010, the MPSC granted MGU's rehearing petition and ordered decoupling to be effective January 1, 2010.

2009 MGU Rates

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The new rates reflected a 10.45% return on common equity and a common equity ratio of 50.01% in MGU’s regulatory capital structure.

Illinois

2010 Rates

On January 21, 2010, the ICC issued a final order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The ICC approved a rider mechanism to recover the costs, above an annual baseline, of an accelerated natural gas main replacement program by PGL through a special charge on customers' bills, known as Rider ICR.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG, as well as Chicago, the Attorney General (AG), and the Citizens Utility Board, filed requests for rehearing in February 2010, all addressing Rider ICR.  On March 10, 2010, the ICC voted to grant rehearing on the Rider ICR annual baseline determination and denied all other rehearing requests, including requests about other aspects of Rider ICR.  On rehearing, PGL proposed a baseline of $45.28 million with an annual escalation factor.  No party filed testimony opposing the proposal.  On June 2, 2010, the ICC issued its rehearing order approving PGL’s proposed baseline.  Recovery of costs for the accelerated gas main replacement program will begin in 2011 with the first Rider ICR charges being effective April 1, 2011.  The AG, the Citizens Utility Board, PGL, and NSG filed appeals with the Illinois Appellate Court, First District.  On June 17, 2010, the AG filed a motion with the ICC to stay the effectiveness of Rider ICR or, alternatively, to make the rider’s effectiveness subject to refund.  The ICC denied the AG’s motion for stay on October 20, 2010.  The pending appeals are unaffected by the ICC’s action.

On September 30, 2010, the Illinois Appellate Court, Second District, issued a decision which, among other things, rejected the ICC’s approval of a Commonwealth Edison Company (ComEd) cost recovery mechanism for system modernization in the form of advanced metering technology (also called “smart grid”) because it was improper single issue ratemaking.  Single issue ratemaking is one of the arguments raised in the pending appeal of NSG’s and PGL’s decoupling mechanism before the Appellate Court, First District, and that the opponents of Rider ICR raised at the ICC and are expected to raise before that court.  Integrys Energy Group is evaluating the decision of the Illinois Appellate Court, Second District, in light of other, contrary precedents, and whether differences in the decoupling mechanism and Rider ICR distinguish them from ComEd's rider.

2009 Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  PGL and NSG filed their respective riders with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers, which PGL and NSG are offering as a transition program in 2010 and 2011, with a permanent program to begin no later than September 1, 2011.  Additionally, SB 1918 requires an on-bill financing program that PGL and NSG filed in February 2010, with a requested June 2011 effective date, that the ICC approved in June 2010.  The on-bill financing program will allow certain residential customers of PGL and NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  Finally, SB 1918 requires an EEP to meet specified energy efficiency standards, which PGL and NSG filed with the ICC for approval on September 30, 2010, with the first program year beginning June 2011.

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

NOTE 24--SEGMENTS OF BUSINESS

At September 30, 2010, Integrys Energy Group reported five segments, which are described below.

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

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended September 30, 2010
External revenues	$234.1	$364.5	$-	$598.6	$396.3	$3.0	$-	$997.9
Intersegment revenues	0.2	10.0	-	10.2	-	-	(10.2)	-
Impairment losses on property, plant, and equipment	-	-	-	-	43.2	-	-	43.2
Restructuring income	-	(0.2)	-	(0.2)	(0.1)	-	-	(0.3)
Net gain on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	(0.2)	-	-	(0.2)
Depreciation and amortization expense	34.9	22.8	-	57.7	4.8	6.5	-	69.0
Miscellaneous income (expense)	0.5	0.4	19.2	20.1	5.1	10.4	(9.3)	26.3
Interest expense (income)	12.5	10.8	-	23.3	1.0	20.2	(9.3)	35.2
(Benefit) provision for income taxes	(16.8)	24.6	7.7	15.5	(4.2)	(2.0)	-	9.3
Net (loss) income from continuing operations	(24.2)	46.0	11.5	33.3	(7.7)	(4.7)	-	20.9
Preferred stock dividends of subsidiary	(0.2)	(0.5)	-	(0.7)	-	-	-	(0.7)
Net (loss) income attributed to common shareholders	(24.4)	45.5	11.5	32.6	(7.7)	(4.7)	-	20.2

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended September 30, 2009
External revenues	$211.5	$332.3	$-	$543.8	$751.2	$2.8	$-	$1,297.8
Intersegment revenues	0.1	10.0	-	10.1	-	-	(10.1)	-
Restructuring expense	-	-	-	-	2.4	-	-	2.4
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	0.2	-	-	0.2
Depreciation and amortization expense	26.4	22.4	-	48.8	4.9	3.8	-	57.5
Miscellaneous income (expense)	1.0	1.7	19.3	22.0	3.2	11.3	(11.0)	25.5
Interest expense (income)	12.6	10.1	-	22.7	4.2	25.8	(11.0)	41.7
(Benefit) provision for income taxes	(11.9)	21.8	7.7	17.6	22.3	(11.9)	-	28.0
Net (loss) income from continuing operations	(19.7)	38.8	11.6	30.7	21.1	(2.7)	-	49.1
Discontinued operations	-	-	-	-	2.3	-	-	2.3
Preferred stock dividends of subsidiary	(0.2)	(0.5)	-	(0.7)	-	-	-	(0.7)
Noncontrolling interest in subsidiaries	-	-	-	-	0.4	-	-	0.4
Net (loss) income attributed to common shareholders	(19.9)	38.3	11.6	30.0	23.8	(2.7)	-	51.1

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Nine Months Ended September 30, 2010
External revenues	$1,457.5	$1,008.5	$-	$2,466.0	$1,441.1	$9.0	$-	$3,916.1
Intersegment revenues	0.5	21.7	-	22.2	1.0	-	(23.2)	-
Impairment losses on property, plant, and equipment	-	-	-	-	43.2	-	-	43.2
Restructuring (income) expense	(0.1)	(0.3)	-	(0.4)	9.1	0.2	-	8.9
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	14.6	-	-	14.6
Depreciation and amortization expense	98.2	71.8	-	170.0	14.0	17.1	-	201.1
Miscellaneous income (expense)	1.3	0.9	57.9	60.1	8.0	33.7	(30.7)	71.1
Interest expense (income)	38.4	32.3	-	70.7	5.8	65.4	(30.7)	111.2
Provision (benefit) for income taxes	38.6	56.5	23.3	118.4	(5.3)	(9.2)	-	103.9
Net income (loss) from continuing operations	44.1	99.6	34.6	178.3	(11.0)	(16.8)	-	150.5
Discontinued operations	-	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	(0.5)	(1.8)	-	(2.3)	-	-	-	(2.3)
Noncontrolling interest in subsidiaries	-	-	-	-	0.3	-	-	0.3
Net income (loss) attributed to common shareholders	43.6	97.8	34.6	176.0	(10.6)	(16.8)	-	148.6

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Nine Months Ended September 30, 2009
External revenues	$1,616.8	$954.1	$-	$2,570.9	$3,346.7	$8.6	$-	$5,926.2
Intersegment revenues	0.4	32.2	-	32.6	1.1	-	(33.7)	-
Goodwill impairment loss	291.1	-	-	291.1	-	-	-	291.1
Impairment losses on property, plant, and equipment	-	-	-	-	0.7	-	-	0.7
Restructuring expense	-	-	-	-	21.5	-	-	21.5
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	0.2	-	-	0.2
Depreciation and amortization expense	78.8	67.4	-	146.2	14.7	11.1	-	172.0
Miscellaneous income (expense)	2.8	3.9	55.7	62.4	5.2	35.3	(35.7)	67.2
Interest expense (income)	38.8	31.1	-	69.9	9.9	80.3	(35.7)	124.4
(Benefit) provision for income taxes	(10.2)	48.2	22.3	60.3	15.9	(16.9)	-	59.3
Net (loss) income from continuing operations	(196.6)	90.1	33.4	(73.1)	2.8	(25.1)	-	(95.4)
Discontinued operations	-	-	-	-	2.6	-	-	2.6
Preferred stock dividends of subsidiary	(0.5)	(1.8)	-	(2.3)	-	-	-	(2.3)
Noncontrolling interest in subsidiaries	-	-	-	-	0.7	-	-	0.7
Net (loss) income attributed to common shareholders	(197.1)	88.3	33.4	(75.4)	6.1	(25.1)	-	(94.4)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions, except per share amounts)	2010	2009	2009	2010	2009	2009

Natural gas utility operations	$(24.4)	$(19.9)	22.6%	$43.6	$(197.1)	N/A
Electric utility operations	45.5	38.3	18.8%	97.8	88.3	10.8%
Electric transmission investment	11.5	11.6	(0.9)%	34.6	33.4	3.6%
Integrys Energy Services’ operations	(7.7)	23.8	N/A	(10.6)	6.1	N/A
Holding company and other operations	(4.7)	(2.7)	74.1%	(16.8)	(25.1)	(33.1)%

Net income (loss) attributed to common shareholders	$20.2	$51.1	(60.5)%	$148.6	$(94.4)	N/A

Basic earnings (loss) per share	$0.26	$0.67	(61.2)%	$1.92	$(1.23)	N/A
Diluted earnings (loss) per share	$0.26	$0.66	(60.6)%	$1.91	$(1.23)	N/A

Average shares of common stock
Basic	77.7	76.8	1.2%	77.3	76.8	0.7%
Diluted	78.1	76.9	1.6%	77.8	76.8	1.3%

Summary of Financial Results – Third Quarter 2010 Compared with Third Quarter 2009

Integrys Energy Group recognized net income attributed to common shareholders of $20.2 million ($0.26 diluted earnings per share) for the quarter ended September 30, 2010, compared with net income attributed to common shareholders of $51.1 million ($0.66 diluted earnings per share) for the quarter ended September 30, 2009.  Significant factors impacting the $30.9 million decrease in earnings were as follows (and are discussed in more detail thereafter):

•
The net loss at the regulated natural gas utility segment increased $4.5 million, driven primarily by higher operating expenses.  Higher operating expenses included a $5.1 million after-tax increase in depreciation and amortization expense related to a change in recovery method under a recent rate order, a $3.2 million after-tax increase in employee benefit costs, a $2.8 million after-tax increase in bad debt expense, a $2.3 million after-tax increase in stock-based compensation expense, and a $2.0 million after-tax increase related to energy efficiency initiatives.  Lower quarter-over-quarter residential throughput volumes also contributed $1.8 million after-tax to the increase in net loss.  Partially offsetting the higher net loss was a $12.0 million after-tax increase from rates implemented at certain regulated natural gas utilities in the first quarter of 2010, which were necessary, in part, for recovery of higher operating expenses.

•
Earnings at the regulated electric utility segment increased $7.2 million, driven by a $15.0 million after-tax increase in margins, primarily related to an increase in sales volumes to residential customers and retail rate increases at WPS and UPPCO, which were necessary, in part, for recovery of higher operating expenses.  The increase in margins was partially offset by a $7.6 million after-tax increase in operating and maintenance expense, primarily related to increases in employee benefit costs, customer assistance expense, and stock-based compensation expense.

•	Earnings at the electric transmission investment segment decreased $0.1 million, due to a decrease in income from Integrys Energy Group's ownership interest in ATC.

•
Earnings at Integrys Energy Services decreased $31.5 million, driven by a $25.9 million after-tax non-cash impairment loss on three natural gas-fired generation plants, and an $18.7 million after-tax decrease in margins.  Margins from the retail electric and natural gas businesses that Integrys Energy Services will retain as part of its revised strategy increased quarter-over-quarter, but were more than offset by a decrease in realized margin from retail and wholesale electric and natural gas businesses that are not part of Integrys Energy Service’s revised strategy (and were either divested of, exited, or are in the process of being exited).  These decreases in earnings were partially offset by a $6.4 million after-tax decrease in operating and maintenance expense, an approximate $4 million positive quarter-over-quarter impact of a change in the effective tax rate attributed to several discrete tax items in the third quarter 2009 provision for income taxes, primarily related to Integrys Energy Services’ strategy change, a $3.1 million after-tax increase in other income, and a $1.5 million after-tax decrease in restructuring expense.

•
The net loss at the holding company and other segment increased $2.0 million, driven by the approximate $7 million negative quarter-over-quarter impact of adjustments to the effective tax rate required by GAAP in the third quarter of 2009 to ensure the year-to-date interim effective tax rate reflected the projected annual effective tax rate.  The increase in net loss was partially offset by a $3.4 million after-tax decrease in external interest expense.

Summary of Financial Results – Nine Months 2010 Compared with Nine Months 2009

Integrys Energy Group recognized net income attributed to common shareholders of $148.6 million ($1.91 diluted earnings per share) for the nine months ended September 30, 2010, compared with a net loss attributed to common shareholders of $94.4 million ($1.23 net loss per share) for the nine months ended September 30, 2009.  Significant factors impacting the $243.0 million increase in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated natural gas utility segment increased $240.7 million, driven primarily by the positive period-over-period impact on earnings of a $248.8 million after-tax non-cash goodwill impairment loss recorded in the first quarter of 2009.  Earnings also increased $40.2 million after-tax from rate increases implemented at certain regulated natural gas utilities in the first quarter of 2010, which were necessary, in part, for recovery of higher operating expenses.  Savings in labor costs of $3.1 million after-tax as a result of a reduction in workforce and company-wide furloughs also positively impacted earnings.  Partially offsetting these increases were a $14.4 million after-tax decrease in earnings related to lower period-over-period volumes, a $6.5 million non-cash increase in provision for income taxes related to the 2010 federal health care legislation, and higher operating expenses.  Higher operating expenses included an $11.6 million after-tax increase in depreciation and amortization expense related to a change in recovery method under a recent rate order, an $8.8 million after-tax increase in employee benefit costs, a $5.1 million after-tax increase related to energy efficiency initiatives, a $2.8 million after-tax increase in stock-based compensation expense, and a $2.6 million after-tax increase in intercompany depreciation and cost of capital charges.

•
Earnings at the regulated electric utility segment increased $9.5 million, driven by a $28.5 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred during the first nine months of 2010 (as compared with authorized fuel and purchased power cost recovery rates), as well as retail rate increases at WPS and UPPCO, which were necessary, in part, for recovery of higher operating expenses.  The increase in margins was partially offset by a $15.3 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense, customer assistance expense, and employee benefit costs.  In addition, the 2010 federal health care legislation resulted in a $4.5 million non-cash increase to the provision for income taxes at the electric utility segment.

•	Earnings at the electric transmission investment segment increased $1.2 million, due to an increase in income from Integrys Energy Group's ownership interest in ATC.

•
Earnings at Integrys Energy Services decreased $16.7 million, driven by a $35.2 million after-tax decrease in margins, primarily related to reduced business size as a result of Integrys Energy Services’ strategy change, a $25.9 million after-tax non-cash impairment loss on three natural gas-fired generation plants in the third quarter of 2010, and an $8.6 million net after-tax increase in loss on dispositions, which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services.  These decreases in earnings were partially offset by a $35.8 million after-tax decrease in operating and maintenance expense, a $7.4 million after-tax decrease in restructuring expense, an approximate $7 million positive period-over-period impact of a change in the effective tax rate attributed to several discrete tax items in the 2009 provision for income taxes, primarily related to Integrys Energy Services’ strategy change, and a $4.1 million after-tax increase in other income.

•	The net loss at the holding company and other segment decreased $8.3 million, driven by a $7.4 million after-tax decrease in external interest expense.

Utility Operations

For all periods presented, utility operations included the regulated natural gas utility segment, consisting of the regulated natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$234.3	$211.6	10.7%	$1,457.9	$1,617.2	(9.9)%
Purchased natural gas costs	89.2	84.1	6.1%	817.6	1,002.8	(18.5)%
Margins	145.1	127.5	13.8%	640.3	614.4	4.2%

Operating and maintenance expense	130.9	112.2	16.7%	397.0	390.1	1.8%
Goodwill impairment loss *	-	-	-	-	291.1	(100.0)%
Depreciation and amortization expense	34.9	26.4	32.2%	98.2	78.8	24.6%
Taxes other than income taxes	8.3	8.9	(6.7)%	25.3	25.2	0.4%

Operating income (loss)	(29.0)	(20.0)	45.0%	119.8	(170.8)	N/A

Miscellaneous income	0.5	1.0	(50.0)%	1.3	2.8	(53.6)%
Interest expense	(12.5)	(12.6)	(0.8)%	(38.4)	(38.8)	(1.0)%
Other expense	(12.0)	(11.6)	3.4%	(37.1)	(36.0)	3.1%

Income (loss) before taxes	$(41.0)	$(31.6)	29.7%	$82.7	$(206.8)	N/A

Throughput in therms
Residential	92.6	94.7	(2.2)%	992.0	1,107.3	(10.4)%
Commercial and industrial	35.9	35.6	0.8%	309.1	353.0	(12.4)%
Interruptible	3.6	3.9	(7.7)%	25.3	28.0	(9.6)%
Interdepartmental	6.6	3.5	88.6%	11.9	7.9	50.6%
Transport	312.8	248.1	26.1%	1,226.1	1,157.6	5.9%
Total sales in therms	451.5	385.8	17.0%	2,564.4	2,653.8	(3.4)%

Weather
Average heating degree days	134	134	-	3,996	4,573	(12.6)%

*      See Note 9, "Goodwill and Other Intangible Assets," for more information.

Third Quarter 2010 Compared with Third Quarter 2009

Revenues

Regulated natural gas utility segment revenues increased $22.7 million quarter-over-quarter, driven by:

•
An approximate $20 million positive impact of retail natural gas distribution rate increases at the regulated natural gas utilities.  These rate increases were necessary, in part, to recover higher operating expenses at the regulated natural gas utility segment (as discussed below).  See Note 23, "Regulatory Environment," for more information on these rate increases.

	-	PGL and NSG received final rate increases from the ICC for retail natural gas distribution rates that were effective January 28, 2010, which had an approximate $17 million positive impact on revenues.

	-	WPS received a final rate increase from the PSCW for retail natural gas distribution rates that was effective January 1, 2010, which had an approximate $2 million positive impact on revenues.

	-	MGU received a final rate increase from the MPSC for retail natural gas distribution rates that was effective January 1, 2010, which had an approximate $1 million positive impact on revenues.

•
An approximate $9 million increase as a result of an approximate 10% increase in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the quarter ended September 30, 2010, compared with the same quarter in 2009.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
A partially offsetting approximate $6 million decrease in revenues resulting from the 2.2% decrease in natural gas throughput volumes to residential customers.  This decrease in revenues resulted from an approximate $11 million decrease attributed to customer conservation, efficiency efforts, and general economic conditions, partially offset by an approximate $5 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process at WPS.

Margins

Regulated natural gas utility segment margins increased $17.6 million quarter-over-quarter, driven by:

•	The approximate $20 million positive impact of rate increases at the regulated natural gas utilities.

•
A partially offsetting approximate $3 million net decrease in margins resulting primarily from lower natural gas throughput volumes sold to residential customers.  This decrease reflects the positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process at WPS.

Operating Loss

The operating loss at the regulated natural gas utility segment increased $9.0 million quarter-over-quarter, driven by a $26.6 million increase in operating expenses, partially offset by the $17.6 million increase in natural gas utility margins.

The $26.6 million quarter-over-quarter increase in operating expenses was driven by:

•
An $8.5 million increase in depreciation and amortization expense, primarily related to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.  The increase also includes a loss on retirement for MGU assets for which rate recovery is uncertain.

•
A $5.3 million increase in employee benefit costs, partially related to an increase in pension and post-retirement medical expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•
A $4.6 million net increase in bad debt expense, primarily related to PGL’s and NSG’s 2009 election under an Illinois law to file to recover from or refund to customers the difference between actual bad debt expense reported as a component of earnings and bad debt expense included in utility rates retroactive to January 1, 2008.  This increase in bad debt expense was partially offset by the positive impact on accounts receivable resulting from a decrease in past due account balances at the regulated natural gas utilities.  See Note 23, "Regulatory Environment," for more information on bad debt recovery mechanisms.

•	A $3.8 million increase in stock-based compensation expense. See Note 17, "Stock-Based Compensation," for more information.

•	A $3.4 million increase in operating expenses related to energy conservation programs and enhanced efficiency initiatives.

•
A $1.9 million increase in intercompany depreciation and cost of capital charges from IBS related to implementation of both a work asset management system for natural gas operations and a newer version of an Enterprise Resource Planning (ERP) system for finance and supply chain.

•	A partially offsetting $2.6 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Nine Months 2010 Compared with Nine Months 2009

Revenues

Regulated natural gas utility segment revenues decreased $159.3 million period-over-period, driven by:

•	An approximate $132 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $89 million decrease as a result of warmer period-over-period weather during the heating season, evidenced by the 12.6% decrease in average heating degree days.

-
An approximate $57 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, which Integrys Energy Group attributes to customer conservation, efficiency efforts, and general economic conditions.  Commercial and industrial customer volumes also decreased, which Integrys Energy Group attributes to reduced demand related to changes in customers' business operations and general economic conditions.

-
A partially offsetting approximate $12 million positive period-over-period impact of decoupling mechanisms for residential, small commercial and industrial, and transportation customers, primarily at PGL and WPS.  Under decoupling, PGL, NSG, MGU, and WPS are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

	-	A partially offsetting approximate $2 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process at WPS.

•
An approximate $78 million decrease as a result of an approximate 8% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the nine months ended September 30, 2010, compared with the same period in 2009.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $22 million decrease from lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by a $5 million increase in revenues related to recoveries received under the PGL and NSG bad debt rider, which was approved in February 2010.  Recoveries in 2010 under the bad debt rider represent billings to customers of the net excess of actual 2008 and 2009 bad debt expense over bad debt expense reflected in utility rates during those same periods.  The net $17 million decrease in revenues relating to these two items was offset by a decrease in operating and maintenance expense from the amortization of the related regulatory assets and, therefore, had no impact on earnings.  See Note 23, "Regulatory Environment," for more information on the PGL and NSG bad debt rider.

•
A partially offsetting approximate $67 million positive impact of natural gas distribution rate increases at the regulated natural gas utilities.  These rate increases were necessary, in part, to recover higher operating expenses at the regulated natural gas segment (as discussed below).  See Note 23, "Regulatory Environment," for more information on these rate increases.

-	PGL and NSG received final rate increases from the ICC for retail natural gas distribution rates that were effective January 28, 2010, which had an approximate $54 million positive impact on revenues.

-	WPS received a final rate increase from the PSCW for retail natural gas distribution rates that was effective January 1, 2010, which had an approximate $10 million positive impact on revenues.

-	MGU received a final rate increase from the MPSC for retail natural gas distribution rates that was effective January 1, 2010, which had an approximate $3 million positive impact on revenues.

Margins

Regulated natural gas utility segment margins increased $25.9 million period-over-period, driven by:

•	The approximate $67 million positive impact of rate increases at the regulated natural gas utilities.

•	A partially offsetting approximate $24 million decrease in margins resulting from the 3.4% decrease in natural gas throughput volumes. This decrease in margins was a result of:

	-	An approximate $23 million decrease related to warmer period-over-period weather.

	-	An approximate $15 million decrease related to lower weather normalized volumes, attributed to customer conservation, efficiency efforts, and general economic conditions.

-
A partially offsetting approximate $12 million positive impact from decoupling mechanisms in place at PGL, NSG, MGU, and WPS.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $7 million less margins period-over-period from lower sales volumes with no offsetting decoupling to mitigate these lower volumes.

	-	A partially offsetting approximate $2 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process at WPS.

•
A partially offsetting approximate $22 million decrease in margins from lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by a $5 million increase in margins related to recoveries received under the PGL and NSG bad debt rider, which was approved in February 2010.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment increased $290.6 million, from an operating loss of $170.8 million during the nine months ended September 30, 2009, to operating income of $119.8 million during the same period in 2010.  This increase was primarily driven by the positive period-over-period impact of a $291.1 million non-cash goodwill impairment loss that was recorded in the first quarter of 2009.  Also contributing to the increase was the $25.9 million increase in the regulated natural gas utility margins, partially offset by a $26.4 million increase in other operating expenses.  See Note 9, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment loss recorded in 2009.

The $26.4 million period-over-period increase in other operating expenses primarily related to:

•
A $19.4 million increase in depreciation and amortization expense, primarily related to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.  The increase also includes a loss on retirement for MGU assets for which rate recovery is uncertain.

•
A $14.7 million increase in employee benefit costs, partially related to an increase in pension and post-retirement medical expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•	An $8.5 million increase in operating expenses related to energy conservation programs and enhanced efficiency initiatives.

•	A $4.6 million increase in stock-based compensation expense. See Note 17, "Stock-Based Compensation," for more information.

•
A $4.4 million increase in intercompany depreciation and cost of capital charges from IBS related to implementation of both a work asset management system for natural gas operations and a newer version of an ERP system for finance and supply chain.

•	These increases were partially offset by:

-
An approximate $22 million decrease in amortization of the regulatory asset related to environmental cleanup expenditures of manufactured gas plant sites, partially offset by amortization of approximately $5 million of the regulatory asset related to the PGL and NSG bad debt rider.  The net $17 million decrease in operating and maintenance expense related to these two items was recovered from customers in rates and, therefore, had no impact on earnings.

	-	A $5.2 million decrease in labor costs as a result of the reduction in workforce and company-wide furloughs implemented as a part of previously announced cost management efforts.

-
A $3.1 million net decrease in bad debt expense, primarily related to the positive impact lower volumes and lower energy prices had on overall accounts receivable balances and a decrease in past due account balances.  This net decrease reflects the current year impact of the bad debt riders for PGL, NSG, and MGU.  It also reflects the impact of the third quarter of 2009 bad debt expense reduction resulting from PGL’s and NSG’s 2009 election under an Illinois law to file to recover from or refund to customers the difference between actual bad debt expense reported as a component of earnings and bad debt expense included in utility rates retroactive to January 1, 2008.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$374.5	$342.3	9.4%	$1,030.3	$986.3	4.5%
Fuel and purchased power costs	154.4	147.2	4.9%	431.4	434.9	(0.8)%
Margins	220.1	195.1	12.8%	598.9	551.4	8.6%

Operating and maintenance expense	105.0	92.3	13.8%	305.3	283.7	7.6%
Depreciation and amortization expense	22.8	22.4	1.8%	71.8	67.4	6.5%
Taxes other than income taxes	11.3	11.4	(0.9)%	34.3	34.8	(1.4)%

Operating income	81.0	69.0	17.4%	187.5	165.5	13.3%

Miscellaneous income	0.4	1.7	(76.5)%	0.9	3.9	(76.9)%
Interest expense	(10.8)	(10.1)	6.9%	(32.3)	(31.1)	3.9%
Other expense	(10.4)	(8.4)	23.8%	(31.4)	(27.2)	15.4%

Income before taxes	$70.6	$60.6	16.5%	$156.1	$138.3	12.9%

Sales in kilowatt-hours
Residential	882.0	765.7	15.2%	2,358.9	2,275.4	3.7%
Commercial and industrial	2,212.7	2,138.7	3.5%	6,358.7	6,113.6	4.0%
Wholesale	1,392.1	1,376.2	1.2%	3,851.9	3,718.8	3.6%
Other	8.5	8.7	(2.3)%	27.7	28.3	(2.1)%
Total sales in kilowatt-hours	4,495.3	4,289.3	4.8%	12,597.2	12,136.1	3.8%

Weather
WPS:
Heating degree days	227	225	0.9%	4,415	5,261	(16.1)%
Cooling degree days	478	163	193.3%	616	274	124.8%
UPPCO:
Heating degree days	430	458	(6.1)%	5,132	6,249	(17.9)%
Cooling degree days	244	60	306.7%	301	99	204.0%

Third Quarter 2010 Compared with Third Quarter 2009

Revenues

Regulated electric utility segment revenues increased $32.2 million quarter-over-quarter, driven by:

•
An approximate $18 million increase in revenues due to an increase in sales volumes of 15.2% to residential customers and 2.7% to small commercial and industrial customers, primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.

•
An approximate $9 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.  These rate increases were necessary, in part, for recovery of higher operating expenses.

•
An approximate $4 million increase in revenues due to a 7.4% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improved economic conditions in WPS's service territory quarter-over-quarter.

Margins

Regulated electric utility segment margins increased $25.0 million quarter-over-quarter, driven by:

•
An approximate $11 million increase in margins due to a 15.2% increase in sales volumes to residential customers, primarily related to warmer quarter-over-quarter weather during the cooling season as evidenced by the increase in cooling degree days.  WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of the third quarter in both years.  As a result, the decoupling rate design had no impact on quarter-over-quarter margins for WPS.

• An approximate $9 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

•
An approximate $3 million increase in margins related to fuel and purchased power costs at WPS, primarily driven by lower fuel and purchased power costs incurred during the third quarter of 2010 (as compared with authorized fuel and purchased power cost recovery rates).

•
An approximate $2 million increase in margins due to a 7.4% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improved economic conditions in WPS's service territory quarter-over-quarter.

Operating Income

Operating income at the regulated electric utility segment increased $12.0 million quarter-over-quarter, driven by the $25.0 million increase in margins, partially offset by a $12.7 million increase in operating and maintenance expense.

The increase in operating and maintenance expense was the result of:

•
A $4.3 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•
A $3.3 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $3.3 million increase in stock-based compensation expense. See Note 17, "Stock-Based Compensation," for more information.

•	A $3.0 million increase in electric transmission expense.

•
These increases in regulated electric utility operating expenses were partially offset by a $1.3 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utilities increased $2.0 million, driven by a $2.0 million decrease in AFUDC related to the Crane Creek Wind Farm.

Nine Months 2010 Compared with Nine Months 2009

Revenues

Regulated electric utility segment revenues increased $44.0 million period-over-period, driven by:

•
An approximate $16 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.  These rate increases were necessary, in part, for recovery of higher operating expenses (as discussed below).

•
An approximate $14 million increase in revenues primarily due to a 9.1% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improved economic conditions in WPS's service territory period-over-period.

•
An approximate $11 million increase due to a 4.2% increase in sales volumes to residential customers at WPS primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.

•	An approximate $11 million increase in opportunity sales at WPS, made possible by the availability of low-cost energy from Weston 4.

•
These increases in regulated electric utility segment revenues were partially offset by an approximate $10 million decrease in revenues from wholesale customers at WPS primarily due to a decrease in fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

Margins

Regulated electric utility segment margins increased $47.5 million period-over-period, driven by:

•
An approximate $19 million increase in margins related to fuel and purchased power costs at WPS, primarily driven by lower fuel and purchased power costs incurred during the first nine months of 2010 (as compared with authorized fuel and purchased power cost recovery rates).

• An approximate $16 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

•
An approximate $8 million increase in margins due to a 4.2% increase in sales volumes to residential customers at WPS, primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.  WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of the third quarter in both years.

•
An approximate $6 million increase in margins primarily due to a 9.1% increase in sales volumes to large commercial and industrial customers at WPS related to changes in business operations, which Integrys Energy Group attributes mainly to improved economic conditions in WPS's service territory period-over-period.

Operating Income

Operating income at the regulated electric utility segment increased $22.0 million period-over-period, driven by the $47.5 million increase in electric margins, partially offset by a $25.5 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $10.6 million increase in electric transmission expense.

•
A $9.4 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
An $8.4 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•	A $4.2 million increase in depreciation and amortization expense at WPS, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	A $3.8 million increase in stock-based compensation expense. See Note 17, "Stock-Based Compensation," for more information.

•	These increases in regulated electric utility operating expenses were partially offset by:

-
A $4.8 million decrease in electric maintenance expense at WPS, primarily related to a greater number of planned outages at its generation plants during the nine months ended September 30, 2009, compared with the same period in 2010.

	-	A $4.8 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utilities increased $4.2 million, driven by a $4.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Electric Transmission Investment Segment Operations

Third Quarter 2010 Compared with Third Quarter 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment decreased $0.1 million during the third quarter of 2010 compared with the same quarter in 2009, due to a decrease in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  ATC’s continuing investment in transmission equipment and facilities resulted in increased returns, which were more than offset by an increase in expenses not recoverable in rates.

Nine Months 2010 Compared with Nine Months 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $2.2 million during the nine months ended September 30, 2010, compared with the same period in 2009, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by returns earned by ATC on investments in transmission equipment and facilities for improved reliability.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated retail energy supply and services company serving residential, commercial, and industrial customers.  In addition, Integrys Energy Services invests in energy assets with renewable attributes.

Integrys Energy Services Segment Results of Operations

	Three Months Ended September 30			Change in 2010 over	Nine Months Ended September 30			Change in 2010 over
(Millions, except natural gas sales volumes)	2010		2009	2009	2010		2009	2009

Revenues	$396.3		$751.2	(47.2)%	$1,442.1		$3,347.8	(56.9)%
Cost of fuel, natural gas, and purchased power	336.7		660.4	(49.0)%	1,289.2		3,136.2	(58.9)%
Margins	59.6		90.8	(34.4)%	152.9		211.6	(27.7)%
Margin Detail
Realized retail electric margins	20.7		20.0	3.5%	60.6	(1)	66.4	(8.7)%
Realized wholesale electric margins	(3.4	) (2)	(1.1)	209.1%	(5.0	) (3)	25.9	N/A
Fair value adjustments	5.3		50.7	(89.5)%	9.7		14.9	(34.9)%
Energy assets	10.2		10.9	(6.4)%	26.5		27.8	(4.7)%
Electric and other margins	32.8		80.5	(59.3)%	91.8		135.0	(32.0)%
Realized retail natural gas margins	3.2		4.6	(30.4)%	36.0		51.9	(30.6)%
Realized wholesale natural gas margins	(0.4)		10.4	N/A	(4.4)		35.6	N/A
Lower-of-cost-or-market inventory adjustments	0.4		69.0	(99.4)%	6.4		134.0	(95.2)%
Fair value adjustments	23.6		(73.7)	N/A	23.1		(144.9)	N/A
Natural gas margins	26.8		10.3	160.2%	61.1		76.6	(20.2)%

Operating and maintenance expense	26.6		37.2	(28.5)%	85.4		145.0	(41.1)%
Impairment losses on property, plant, and equipment	43.2		-	N/A	43.2		0.7	6,071.4%
Restructuring expense	(0.1)		2.4	N/A	9.1		21.5	(57.7)%
Net (gain) loss on Integrys Energy Services’ dispositions related to strategy change	(0.2)		0.2	N/A	14.6		0.2	7,200.0%
Depreciation and amortization	4.8		4.9	(2.0)%	14.0		14.7	(4.8)%
Taxes other than income taxes	1.3		1.7	(23.5)%	5.1		6.1	(16.4)%
Operating income (expense)	(16.0)		44.4	N/A	(18.5)		23.4	N/A

Miscellaneous income	5.1		3.2	59.4%	8.0		5.2	53.8%
Interest expense	(1.0)		(4.2)	(76.2)%	(5.8)		(9.9)	(41.4)%
Other income (expense)	4.1		(1.0)	N/A	2.2		(4.7)	N/A

Income (loss) before taxes	$(11.9)		$43.4	N/A	$(16.3)		$18.7	N/A

Physically settled volumes
Retail electric sales volumes in kwh	3,373.5		3,967.0	(15.0)%	9,716.6		11,683.6	(16.8)%
Wholesale electric sales volumes in kwh	298.4		925.3	(67.8)%	1,119.7		3,096.2	(63.8)%
Retail natural gas sales volumes in bcf	21.6		45.6	(52.6)%	95.8		197.5	(51.5)%
Wholesale natural gas sales volumes in bcf	1.5		95.8	(98.4)%	27.2		357.5	(92.4)%
kwh – kilowatt-hours
bcf – billion cubic feet

(1)	This amount includes negative margin of $1.4 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(2)	This amount includes negative margin of $2.8 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(3)	This amount includes negative margin of $6.6 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

Third Quarter 2010 Compared with Third Quarter 2009

Revenues

Revenues decreased $354.9 million quarter-over-quarter, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected electric and natural gas retail markets in the United States and investments in energy assets with renewable attributes.  See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.  Also contributing to the decrease in revenues were lower energy prices, as the average market price of natural gas and electricity decreased approximately 11% and 3% quarter-over-quarter, respectively.

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

Integrys Energy Services' margins decreased $31.2 million quarter-over-quarter.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins increased $0.7 million quarter-over-quarter due to a $5.7 million quarter-over-quarter increase from the markets that Integrys Energy Services will retain as part of its revised strategy, partially offset by a $5.0 million decrease in realized retail electric margin from markets that are not part of Integrys Energy Service’s revised strategy.

The primary drivers for the change were as follows:

●	A $4.5 million increase in the Illinois market, primarily driven by a change in pricing strategy that was implemented to reflect a higher cost of capital.

●
Partially offsetting this increase was a $3.8 million decrease in the Texas market.  The decrease was due to the sale of Integrys Energy Services of Texas, LP, which was completed in June 2010.  See Note 5, "Dispositions," for a discussion of this sale.

Realized wholesale electric margins

Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business, which was completed in February 2010.  The majority of the remaining realized wholesale electric activity at Integrys Energy Services is related to a single contract that will be fully settled by the end of 2010.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Fair value adjustments

Fair value adjustments required under derivative accounting rule relate to electric supply contracts used to economically hedge risks associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $1.4 million quarter-over-quarter, primarily due to the sale of Integrys Energy Services’ Canadian retail natural gas portfolio in September 2009.  Overall, realized retail natural gas margins from the markets that are not being retained as part of Integrys Energy Service’s revised strategy decreased $2.2 million quarter-over-quarter, partially offset by a $0.8 million increase in realized retail natural gas margin from the markets that Integrys Energy Services will retain as part of its revised strategy.

Realized wholesale natural gas margins

Wholesale transactions were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its wholesale natural gas business, which was completed in December 2009.  The remaining realized wholesale natural gas activity at Integrys Energy Services is related to residual contracts that will continue to settle into future periods.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services’ physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The quarter-over-quarter decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower volume of inventory withdrawn from storage in the third quarter of 2010 for which inventory write-downs had previously been recorded.  Lower inventory volumes at Integrys Energy Services are related to its strategy change.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.

Operating Income

Integrys Energy Services' operating income decreased $60.4 million quarter-over-quarter, driven by a $43.2 million non-cash impairment loss related to three natural gas-fired generation plants, as well as the $31.2 million decrease in margins described above, partially offset by a $10.6 million decrease in operating and maintenance expense and a $2.5 million decrease in restructuring expenses.

The decrease in operating and maintenance expense was driven by:

●	A $9.5 million decrease in employee payroll and benefit related expenses, primarily due to the reduction in workforce associated with Integrys Energy Services’ strategy change.

●	A $3.8 million decrease in broker commissions, contractor expenses, and various other fees, resulting from reduced business activity associated with Integrys Energy Services’ strategy change.

●	A $1.2 million decrease in bad debt expense driven by the partial recovery of receivables, which were reserved in prior periods.

●	These decreases in operating and maintenance expense were partially offset by $3.2 million of intercompany fees related to a credit agreement with the holding company.

See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Other Income (Expense)

Integrys Energy Services’ other income increased $5.1 million quarter-over-quarter, driven by a $4.3 million gain reclassified from accumulated other comprehensive income related to foreign currency translation adjustments recorded in prior periods.

Nine Months 2010 Compared with Nine Months 2009

Revenues

Revenues decreased $1,905.7 million during the nine months ended September 30, 2010, compared with the same period in 2009, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected retail electric and natural gas markets in the United States and investments in energy assets with renewable attributes.  See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.  Also contributing to the decrease in revenues were lower energy prices, as the average market price of natural gas and electricity decreased approximately 2% and 3% period-over-period, respectively.

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

Integrys Energy Services' margins decreased $58.7 million during the nine months ended September 30, 2010, compared with the same period in 2009.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins decreased $5.8 million during the nine months ended September 30, 2010, compared with the same period in 2009, driven by:

●
A $7.0 million decrease in the Texas market, including a $1.4 million decrease related to the settlement of supply contracts.  Integrys Energy Services scaled back new business activity in this market in the second half of 2009 as a result of its decision to exit this market.  The sale of Integrys Energy Services of Texas, LP was completed in June 2010.  See Note 5, "Dispositions," for a discussion of this sale.

●
A $3.6 million decrease in the Mid Atlantic market, primarily driven by lower than anticipated sales volumes to full requirements customers as a result of the economic conditions in this market.  Also contributing to the decrease in margins in this market were higher period-over-period capacity costs (Integrys Energy Services must purchase capacity from the market operator to serve its customers).

●	These decreases in realized retail electric margins were partially offset by:

	-	A $3.1 million increase in the Michigan market. This increase resulted from higher sales volumes due to increased marketing efforts.

-	A $3.0 million increase in the Illinois market, primarily driven by a change in pricing strategy that was implemented to reflect a higher cost of capital.

Realized wholesale electric margins

Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business, which was completed in February 2010.  The majority of the remaining realized wholesale electric activity at Integrys Energy Services is related to a single contract that will be fully settled by the end of 2010.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Fair value adjustments

Fair value adjustments required under derivative accounting rule relate to electric supply contracts used to economically hedge risks associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $15.9 million during the nine months ended September 30, 2010, compared with the same period in 2009, driven by:

●
A $9.2 million decrease in the Illinois market, driven by the period-over-period negative impact of the withdrawal of a significant amount of natural gas from storage in the first half of 2009, resulting in higher realized gains during that period.

●	A $7.8 million decrease due to the sale of Integrys Energy Services’ Canadian retail natural gas portfolio in September 2009.

Realized wholesale natural gas margins

Wholesale transactions were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its wholesale natural gas business, which was completed in December 2009.  The remaining realized wholesale natural gas activity at Integrys Energy Services is related to residual contracts that will continue to settle into future periods.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services’ physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The period-over-period decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower volume of inventory withdrawn from storage in the first half of 2010 for which inventory write-downs had previously been recorded.  Lower inventory volumes at Integrys Energy Services are related to its strategy change.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.

Operating Income

Integrys Energy Services' operating income decreased $41.9 million period-over-period, driven by the $58.7 million decrease in margins described above, a $43.2 million non-cash impairment loss related to three natural gas-fired generation plants in the third quarter of 2010, and an increase in net losses of $14.4 million related to dispositions completed in connection with Integrys Energy Services’ strategy change (which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services).  These decreases were partially offset by a $59.6 million decrease in operating and maintenance expense, and a $12.4 million decrease in restructuring expense.

The decrease in operating and maintenance expense was driven by:

●	A $31.8 million decrease in employee payroll and benefit related expenses, primarily due to the reduction in workforce associated with Integrys Energy Services’ strategy change.

●
A $9.8 million period-over-period decrease in bad debt expense driven by the 2010 partial recovery of receivables fully reserved during 2009, the default of a large retail natural gas customer in the second quarter of 2009, and a general decrease in reserves resulting from reduced business activity.

●
The $9.0 million positive period-over-period impact of a fee incurred in the second quarter of 2009 related to an agreement with a counterparty that enabled Integrys Energy Services to reduce collateral support requirements.

●	An $8.7 million decrease in broker commissions, contractor expenses, and various other fees, resulting from reduced business activity associated with Integrys Energy Services’ strategy change.

●	The $1.7 million positive period-over-period impact of a loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.

●	These decreases in operating and maintenance expense were partially offset by $5.8 million of intercompany fees related to a credit agreement with the holding company.

See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Other Income (Expense)

Integrys Energy Services’ other income increased $6.9 million quarter-over-quarter, driven by a
$4.3 million gain reclassified from accumulated other comprehensive income related to foreign currency translation adjustments recorded in prior periods.

Holding Company and Other Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 over	September 30		2010 over
(Millions)	2010	2009	2009	2010	2009	2009

Operating income (loss)	$3.1	$(0.1)	N/A	$5.7	$3.0	90.0%
Other expense	(9.8)	(14.5)	(32.4)%	(31.7)	(45.0)	(29.6)%

Loss before taxes	$(6.7)	$(14.6)	(54.1)%	$(26.0)	$(42.0)	(38.1)%

Third Quarter 2010 Compared with Third Quarter 2009

Operating Income

Operating income at the holding company and other segment increased $3.2 million, driven by $3.2 million of intercompany fees charged to Integrys Energy Services related to a credit agreement with the holding company.

Other Expense

Other expense at the holding company and other segment decreased $4.7 million during the third quarter of 2010 compared with the same quarter in 2009, driven by a $5.7 million decrease in external interest expense.

Nine Months 2010 Compared with Nine Months 2009

Operating Income

Operating income at the holding company and other segment increased $2.7 million, driven by $5.8 million of intercompany fees charged to Integrys Energy Services related to a credit agreement with the holding company.

Other Expense

Other expense at the holding company and other segment decreased $13.3 million during the nine months ended September 30, 2010 compared with the same period in 2009, driven by a $12.4 million decrease in external interest expense.

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Effective Tax Rate	30.8%	36.3%	40.8%	(164.3)%

Third Quarter 2010 Compared with Third Quarter 2009

The decrease in the effective tax rate for the quarter ended September 30, 2010, compared with the same quarter in 2009, was primarily related to the tax treatment of impairment losses recorded on Integrys Energy Services' natural gas-fired generation plants.  See Note 6, "Impairment Losses on Property, Plant, and Equipment" for more information on the impairment losses.

Nine Months 2010 Compared with Nine Months 2009

The change in the effective tax rate for the nine months ended September 30, 2010, compared with the same period in 2009, was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss recorded in 2009.  Although Integrys Energy Group had a $36.1 million loss before income taxes for the nine months ended September 30, 2009, it still recorded a $59.3 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

Also contributing to the change in the period-over-period effective tax rate was the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, Integrys Energy Group expensed $11.8 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction in provision for income taxes.  The 2010 effective tax rate has also been adjusted to reflect an additional non-cash provision for income taxes of $1.9 million related to current year expected retiree benefits.

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

Operating Cash Flows

During the nine months ended September 30, 2010, net cash provided by operating activities was $775.7 million, compared with $1,494.6 million for the same period in 2009.  The $718.9 million period-over-period decrease in net cash provided by operating activities was largely driven by:

•	A $611.1 million net decrease in cash provided by working capital, driven by:

-
A $711.6 million period-over-period decrease in collections from customers, primarily due to lower year-end accounts receivable balances at Integrys Energy Services in 2009 compared with 2008 as a result of the strategy change, as well as lower period-over-period natural gas prices, which impacted both the regulated natural gas segment and Integrys Energy Services.

-
A $372.7 million period-over-period decrease in cash generated by sales of inventories, mainly the result of the withdrawal of a significant amount of natural gas from storage at Integrys Energy Services during the first nine months of 2009 in order to improve its liquidity position.

-
A $132.2 million period-over-period increase in cash used for other current liabilities, which was driven by a period-over-period decrease in cash collateral from counterparties, due primarily to the sale of Integrys Energy Services’ wholesale electric and wholesale natural gas businesses.

-
Partially offsetting these changes was a $560.1 million period-over-period decrease in cash used to pay accounts payable balances, driven by smaller accounts payable balances at Integrys Energy Services as a result of the strategy change.

-
Also offsetting these changes was a period-over-period increase in cash flows of $131.6 million due to a decrease in cash collateral provided to counterparties, due primarily to the change in Integrys Energy Services’ business related to its strategy change.

•	A $34.0 million period-over-period increase in pension and other postretirement contributions.

Investing Cash Flows

Net cash used for investing activities was $127.9 million during the nine months ended September 30, 2010, compared with $338.2 million for the same period in 2009.  The $210.3 million period-over-period decrease in cash used for investing activities was primarily driven by a $155.2 million period-over-period decrease in cash used to fund capital expenditures (discussed below), as well as a $26.2 million period-over-period increase in proceeds received from the sale or disposal of assets, primarily related to Integrys Energy Services’ strategy change.  For more information on these dispositions, see Note 5, "Dispositions."

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$65.8	$202.0	$(136.2)
Natural gas utility	86.3	98.1	(11.8)
Integrys Energy Services	14.6	18.5	(3.9)
Holding company and other	20.4	23.7	(3.3)
Integrys Energy Group consolidated	$187.1	$342.3	$(155.2)

The decrease in capital expenditures at the electric utility segment for the nine months ended September 30, 2010, compared with the same period in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $527.1 million during the nine months ended September 30, 2010, compared with $1,265.6 million for the same period in 2009.  The $738.5 million period-over-period decrease in cash used for financing activities was driven by:

•	A $947.2 million period-over-period decrease in the net repayment of short-term borrowings, mainly due to the generation of more cash from operating activities in 2009 compared with 2010.

•
Net natural gas loan proceeds at Integrys Energy Services of $15.4 million during the first nine months of 2010, compared with the net repayment of $221.5 of natural gas loans during the same period in 2009.

•	These decreases in cash used for financing activities were partially offset by:

	-	The issuance of $230.0 million of long-term debt during the first nine months of 2009.

	-	A $114.1 million period-over-period increase in the repayment of long-term debt instruments.

-
$138.2 million of payments made during the first nine months of 2010 to buyers of the wholesale natural gas and power businesses for out-of-the-money transactions executed at the time of sale.  These contracts were replacement supply trades for the retained retail operations and were transacted at the original transfer price between Integrys Energy Services' wholesale and retail businesses.

Significant Financing Activities

Integrys Energy Group had outstanding commercial paper borrowings of $49.5 million and $76.0 million at September 30, 2010, and 2009, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at September 30, 2010, and 2009.  See Note 10, "Short-Term Debt and Lines of Credit," for more information.

For information on the issuance and redemption of long-term debt at Integrys Energy Group and its subsidiaries in 2010, see Note 11, "Long-Term Debt."

In September 2009, PGL issued $75 million of Series UU, 4.63%, 10-year First and Refunding Mortgage Bonds due September 1, 2019.  The net proceeds from the issuance of these bonds were used for general corporate utility purposes, including refinancing of existing short-term debt, and to increase liquidity.  The First and Refunding Mortgage Bonds were sold in a private placement and were not registered under the Securities Act of 1933.

In June 2009, Integrys Energy Group issued $100.0 million of 7.27%, 5-year Senior Notes due June 1, 2014 and $55.0 million of 8.0%, 7-year Senior Notes due June 1, 2016.  The net proceeds from the issuance of the Senior Notes were used to refinance existing short-term debt and for general corporate purposes.  The Senior Notes were sold in a private placement and were not registered under the Securities Act of 1933.

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  From January 1, 2010 to February 10, 2010, and during 2009, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of September 30, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$3,331.0	$33.9	$938.4	$568.7	$1,790.0
Operating lease obligations	63.1	5.3	20.1	13.8	23.9
Commodity purchase obligations (2)	2,789.0	245.3	1,113.7	632.0	798.0
Purchase orders (3)	514.7	509.8	3.6	1.3	-
Pension and other postretirement funding obligations (4)	688.4	136.6	163.5	213.8	174.5
Total contractual cash obligations	$7,386.2	$930.9	$2,239.3	$1,429.6	$2,786.4

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

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $650.4 million at September 30, 2010, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 14, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the September 30, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2010 through 2012 are listed below.

(Millions)
WPS
Environmental projects	$217.8
Electric and natural gas distribution projects	100.8
Electric and natural gas delivery and customer service projects	45.0
Other projects	109.6

UPPCO
Repairs and safety measures at hydroelectric facilities	28.0
Other projects	30.5

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	29.8

MERC
Natural gas pipe distribution system and other projects	49.1

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects (1)	477.5

NSG
Natural gas pipe distribution system and other projects	40.9

Integrys Energy Services
Solar and other projects (2)	113.0

IBS
Corporate services infrastructure projects	65.5
Total capital expenditures	$1,307.5

(1)
Includes approximately $114 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011 and 2012.  On January 21, 2010, the ICC approved a rider mechanism to allow PGL to recover these incremental costs.  See Note 23, "Regulatory Environment," for more information.

(2)
Includes approximately $90 million of equity capital expected  to be contributed through 2012 to INDU Solar Holdings, LLC, which was created in October 2010 through wholly owned subsidiaries of both Integrys Energy Services and Duke Energy Generation Services to build and finance distributed solar projects throughout the United States.

Integrys Energy Group expects to provide capital contributions to ATC (not included in the above table) of approximately $7 million in 2010, $8 million in 2011, and $10 million in 2012.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, acquisition and development opportunities, market volatility, and economic trends.

Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments.  This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies, to utilize risk management policies to hedge the impact of volatile commodity prices, and to make decisions regarding capital requirements.  Integrys Energy Group plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds (net of forecasted dividend payments) and debt and equity financings.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

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

As of September 30, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 10, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 11, "Long-Term Debt," for more information on Integrys Energy Group's long-term debt and related covenants.

Other Future Considerations

Customer Usage

Due to the general economic conditions and the increased focus on energy efficiency, sales volumes excluding the impact of weather have generally been decreasing at the utilities.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and the electric cap was reached in the second quarter of 2010.  On December 16, 2009, decoupling for UPPCO was approved for all customer groups by the MPSC, effective January 1, 2010.  On July 1, 2010, the MPSC granted an order approving a decoupling mechanism for MGU as a pilot program, effective September 1, 2010.  MGU’s approved decoupling mechanism adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers.  On July 29, 2010, MGU filed with the MPSC a petition for rehearing requesting, among other items, an effective date for decoupling of January 1, 2010, consistent with the effective date of final rates under the MPSC’s December 16, 2009 order.  On October 26, 2010, the MPSC granted MGUC's rehearing petition and ordered decoupling to be effective January 1, 2010.  In Minnesota, MERC expects to propose a decoupling mechanism in its next general rate case proceeding.

Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Interim impairment tests are performed between required annual testing dates if certain conditions exist.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 9, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at September 30, 2010.  See "Critical Accounting Policies, Asset Impairment," for more information on the 2010 annual goodwill impairment test.

Integrys Energy Group also performs regular asset impairment tests related to other long-lived assets, including the portfolio of merchant power plants owned and operated by Integrys Energy Services.  The review for impairment of tangible assets is more critical to Integrys Energy Services than to any other segment because of its lack of access to rate setting based on cost of services that is available to the regulated segments. See Note 6, "Impairment Losses on Property, Plant, and Equipment," for more information on Integrys Energy Group’s impairment losses recorded during the third quarter of 2010.

Climate Change

The EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011, unless there is a successful legal challenge that stays the rule (several lawsuits have been filed).  At that time, the EPA and the states will apply the Best Available Control Technology (BACT) requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, broadening of plan eligibility requirements, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  Integrys Energy Group has begun participation in the Early Retiree Reinsurance Program that became effective on June 1, 2010.  Integrys Energy Group continues to assess the extent to which the provisions of the new law will affect its future health care and related employee benefit plan costs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law by Governor Doyle on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW.  The current rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  On August 31, 2010, the PSCW issued rules under AB 600.  On October 22, 2010, the Wisconsin Senate Energy Committee returned the rules to the PSCW for further action.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  Although a few provisions were effective with the passing of the Act, the majority of the rules to implement the provisions will be clarified and become effective over the 18 months following the signing of the Act.  Depending on the final rules, certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements.  Integrys Energy Group is monitoring developments related to this Act and their impacts on its future results of operations, cash flows, and financial position.

Small Business Jobs Act

In September 2010, the President signed into law The Small Business Jobs Act.  This Act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that could impact Integrys Energy Group.  Integrys Energy Group is currently evaluating the impact that The Small Business Jobs Act will have on its future results of operations, cash flows, and financial position.

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

Other

During the third quarter of 2010, Integrys Energy Services recorded a pre-tax impairment loss of $43.2 million related to its three natural gas-fired generation plants.  See Note 6, “Impairment Losses on Property, Plant, and Equipment,” for further detail.

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

The VaR for Integrys Energy Services' open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2010	2009

As of September 30	$0.3	$0.7
Average for 12 months ended September 30	0.4	1.0
High for 12 months ended September 30	0.6	1.3
Low for 12 months ended September 30	0.3	0.7

The VaR for Integrys Energy Services' open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2010	2009

As of September 30	$1.5	$3.3
Average for 12 months ended September 30	1.8	4.5
High for 12 months ended September 30	2.9	5.6
Low for 12 months ended September 30	1.4	3.3

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

The period-over-period decrease in VaR was driven primarily by reduced business size, as a result of Integrys Energy Services' strategy change.

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at September 30, 2010, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $1.9 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2009, an increase in interest rates of 100 basis points would have increased annual interest expense by $2.1 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

Changes in Internal Control

There were no changes in Integrys Energy Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 14, "Commitments and Contingencies."

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

Integrys Energy Group, Inc.

Date: November 3, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
Exhibit No.	Description

10.1
Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.2
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.3
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.3 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.4
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.4 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

10.5
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement approved September 16, 2010 (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group’s Form 8-K filed September 22, 2010)

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

101 *
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements tagged as blocks of text.

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