Form 10-K
period 2010-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2011-02-24
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Street Chicago, IL 60601 (312) 228-5400	39-1775292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X] No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.

$3,359,170,589 as of June 30, 2010

Number of shares outstanding of each class of common stock, as of February 21, 2011

Common Stock, $1 par value, 78,007,885 shares

DOCUMENT INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 11, 2011 are incorporated by reference into Part III.

INTEGRYS ENERGY GROUP, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

i

Acronyms Used in this Annual Report on Form 10-K

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
CAA	Clean Air Act
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICR	Infrastructure Cost Recovery
IRS	United States Internal Revenue Service
ITC	Investment Tax Credit
LIFO	Last-in, First-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NSG	North Shore Gas Company
OCI	Other Comprehensive Income
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, fuel and natural gas costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental expenditures, liquidity and capital resources, trends, estimates, completion of construction projects, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010.  Other risks and uncertainties include, but are not limited to:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group's regulated businesses;
●
The individual and cumulative impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries; financial reform; health care reform; changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, other environmental regulations impacting coal-fired generation facilities, energy efficiency mandates, renewable energy standards, and reliability standards; and changes in tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject;

●
Current and future litigation and regulatory proceedings, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, compliance with CAA requirements at generation plants, and prudence and reconciliation of costs recovered in revenues through automatic gas cost recovery mechanisms;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of Integrys Energy Group and its subsidiaries;
●
The residual risks related to exiting parts of Integrys Energy Group's nonregulated energy services business, including settling certain provisions of the related sales agreements at costs greater than anticipated;

●
The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel, natural gas, and purchased power, including their impact on margins, working capital, and liquidity requirements;

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
●
Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand, including the ability to attract and retain customers for the nonregulated energy services business and to adequately forecast energy usage for Integrys Energy Group's customers;

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

For additional information about Integrys Energy Group's business operations, including financial and geographic information about each reportable business segment, see Note 25, "Segments of Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

Integrys Energy Group, Inc.

Integrys Energy Group was incorporated in Wisconsin in 1993.  Integrys Energy Group is a diversified energy holding company with regulated natural gas and electric utility operations, nonregulated energy operations, and an approximate 34% equity ownership interest in ATC.

Natural Gas Utility Segment

The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.  WPS, a Wisconsin corporation, began operations in 1883.  MGU and MERC, both Delaware corporations, began operations upon the acquisition of existing natural gas distribution operations in Michigan and Minnesota, respectively, in April 2006 and July 2006, respectively.  PGL and NSG, both Illinois corporations, began operations in 1855 and 1900, respectively.  Integrys Energy Group acquired PGL and NSG in February 2007 in the PEC merger.  For the last three years, all of the natural gas utility segment's revenues were earned, and all assets were located, within the United States.

Electric Utility Segment

The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.  UPPCO, a Michigan corporation, began operations in 1884.  For the last three years, all of the electric utility segment's revenues were earned, and all assets were located, within the United States.

Integrys Energy Services

Integrys Energy Services, a Wisconsin corporation, was established in 1994.  Integrys Energy Services is a diversified nonregulated retail energy supply and services company that primarily sells electricity and natural gas to commercial, industrial, and residential customers in deregulated markets.  In addition, Integrys Energy Services invests in energy assets with renewable attributes.

Electric Transmission Investment

The electric transmission investment segment consists of Integrys Energy Group's approximate 34% ownership interest in ATC.  ATC is a federally regulated electric transmission company with operations in Wisconsin, Michigan, Minnesota, and Illinois.  ATC began operations in 2001.  See Note 8, "Investments in Affiliates, at Equity Method," for more information about ATC.

Holding Company and Other Segment

The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investment in WRPC are included in the holding company and other segment.

Available Information

Integrys Energy Group's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to these documents are available, free of charge, on its website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.  Reports, statements, and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports, statements, or amendments.  Integrys Energy Group is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may obtain materials filed with the SEC by Integrys Energy Group at the SEC Public Reference Room at 100 F Street, NE, Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also view Integrys Energy Group's reports, proxy statements, and other information (including exhibits) filed electronically with the SEC, at the SEC's website at www.sec.gov.

B.  REGULATED NATURAL GAS UTILITY OPERATIONS

Integrys Energy Group provides regulated natural gas utility service to approximately 1,673,000 residential, commercial and industrial, transportation, and other customers located in Chicago and northern suburbs of Chicago, northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula, various cities and communities throughout Minnesota, and the southern portion of lower Michigan.

Facilities

For information regarding the regulated natural gas facilities, see Item 2, "Properties."  For Integrys Energy Group's utility plant asset book value, see Note 5, "Property, Plant, and Equipment."

Natural Gas Supply

Integrys Energy Group's natural gas utilities manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet their varying customer usage patterns at the lowest reasonable cost.

Integrys Energy Group's regulated natural gas subsidiaries contract for fixed-term firm natural gas supplies with various natural gas suppliers each year (in the United States and Canada) to meet the  demand of firm system sales customers.  Integrys Energy Group's regulated natural gas supply requirements are met through a combination of fixed price purchases, index price purchases, storage (contracted and owned), peak-shaving facilities, and natural gas supply call options.  To supplement natural gas supplies and minimize risk, Integrys Energy Group purchases additional natural gas supplies on the monthly and daily spot markets through fixed-term firm contracts.

Integrys Energy Group's natural gas utilities own two storage fields and contract with operators of underground storage fields for additional storage services.  Integrys Energy Group's natural gas utilities contract with local distribution companies and interstate pipelines to purchase firm transportation services.  Storage provides the ability to manage significant changes in daily natural gas demand and provides Integrys Energy Group with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.  Integrys Energy Group's natural gas utilities utilize financial instruments such as commodity swaps and options as part of its hedging program to further reduce supply cost volatility during the winter period.  In addition, PGL utilizes its company-owned storage and pipeline assets as a natural gas hub.

For further information on Integrys Energy Group's regulated natural gas utility supply and transportation contracts, see Note 15, "Commitments and Contingencies."

Integrys Energy Group's natural gas utilities had adequate capacity to meet all firm natural gas demand obligations during 2010 and expect to have adequate capacity to meet all firm obligations during 2011.  Integrys Energy Group's natural gas utilities' forecast design peak-day throughput is 3,788 thousands of dekatherms (MDth) for the 2010 through 2011 heating season.

Deliveries to customers (including transportation customers) in MDth for Integrys Energy Group's regulated natural gas utility operations were as follows:

(MDth)	2010	2009	2008
Natural gas purchases	206,183	225,719	250,967
Customer-owned natural gas received	172,180	164,676	182,919
Underground storage, net	3,494	1,080	(3,469)
Hub fuel in kind *	176	141	135
Liquefied petroleum gas	4	12	5
Owned storage cushion injection	(1,094)	(1,272)	(1,280)
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	(7,544)	(9,692)	(11,042)
Total	373,399	380,664	418,235

*	This delivered natural gas was originally provided by hub customers whose contract requires them to provide additional natural gas to compensate for unaccounted-for natural gas in future deliveries.

Regulatory Matters

The natural gas retail rates of Integrys Energy Group's regulated natural gas utilities are regulated by the ICC, PSCW, MPSC, and MPUC.  These commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions.

Sales are made and services are rendered by the regulated natural gas utilities pursuant to rate schedules on file with the respective commissions containing various service classifications largely reflecting customers' different uses and levels of consumption.  In addition to the rates for distribution of natural gas, Integrys Energy Group's regulated natural gas utilities bill customers a natural gas charge representing third-party costs for purchasing, transporting, and storing natural gas, as well as gains, losses, and costs incurred under hedging programs, the amount of which is also subject to applicable commission authority.  Prudently incurred natural gas costs are passed directly through to customers in rates and, therefore, have no impact on margins.  Commissions in respective jurisdictions conduct annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.

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

PGL utilizes its company-owned storage and transmission assets as a natural gas hub, which consists of providing wholesale transportation and storage services in interstate commerce.  This activity is regulated by the FERC.  Revenues collected for use of the natural gas hub are credited to retail customers in rates.

All of Integrys Energy Group's natural gas utility subsidiaries are required to provide service and grant credit (with applicable deposit requirements) to customers within their service territories.  The utilities are generally precluded from discontinuing service to residential customers who do not pay their bills during winter moratorium months.  Federal government and certain state governments have legislation that provides for a limited amount of funding for assistance to low-income energy users, including customers of the utilities.

See Note 24, "Regulatory Environment," for more information regarding rate cases, decoupling mechanisms, and bad debt recovery mechanisms in place at the regulated natural gas utilities.

Other Matters

Seasonality

The natural gas throughput of Integrys Energy Group's regulated natural gas utilities generally follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2010, the regulated natural gas utility segment recorded approximately 69% of its revenues in January, February, March, November, and December.

Competition

Although the natural gas retail rates of Integrys Energy Group's regulated natural gas utilities are regulated by various commissions, the utilities still face competition from other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of energy commodity prices, Integrys Energy Group has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.

Natural gas transportation service and interruptible natural gas sales are offered to enable customers to better manage their energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers and utilize Integrys Energy Group's natural gas utilities' distribution systems to transport the natural gas to their facilities.  The natural gas utilities still earn a distribution charge for transporting the natural gas for these customers.  The loss of revenue associated with the cost of natural gas now purchased from the third-party suppliers has no impact on the natural gas utilities' net income, as it is a pass-through cost to customers.  Additionally, some customers have elected to purchase their natural gas directly from one of Integrys Energy Group's natural gas utility entities on an interruptible basis, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

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

C.  REGULATED ELECTRIC UTILITY OPERATIONS

Integrys Energy Group's regulated electric utility operations are provided through WPS and UPPCO to approximately 491,000 residential, commercial and industrial, wholesale, and other customers.  WPS's regulated electric operations generate and distribute electricity mainly to northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  UPPCO provides electricity in Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

In 2010, WPS reached a firm net design peak of 2,292 megawatts (MW) on August 12.  At the time of this summer peak, WPS's total firm resources (i.e., generation plus firm purchases) totaled 2,945 MW.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for WPS's regulated electric utility capacity.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  WPS and UPPCO expect future supply reserves to meet the minimum planning reserve margin criteria in 2011.  The PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten), and the short-term (planning year one) reserve margin for Wisconsin utilities follows the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff.  In 2010, UPPCO reached a firm net design peak of 129 MW on August 30.  At the time of this peak, UPPCO's total firm resources totaled 133 MW.  The MPSC has not established minimum guidelines for future supply reserves; however, the MISO planning reserve margin requirements also apply to UPPCO.

WPS and UPPCO had adequate capacity through company-owned generation units and power purchase contracts to meet all firm electric demand obligations during 2010 and expect to have adequate capacity to meet all obligations during 2011.

Facilities

For a complete listing of Integrys Energy Group's regulated electric utility facilities, see Item 2, "Properties."  For Integrys Energy Group's utility plant asset book value, see Note 5, "Property, Plant, and Equipment."

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

Electric Generation and Supply Mix

The sources of Integrys Energy Group's regulated electric utility supply were as follows:

(Millions)
Energy Source (kilowatt-hours)	2010	2009	2008
Company-owned generation units
Coal	10,232.9	8,974.3	9,570.9
Hydroelectric	306.5	225.9	261.2
Wind	287.7	46.4	17.8
Natural gas, fuel oil, and tire derived	105.4	71.4	201.7
Total company-owned generation units	10,932.5	9,318.0	10,051.6
Power purchase contracts
Nuclear (Kewaunee Power Station)	2,940.8	2,663.9	2,656.8
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	608.4	673.7	699.5
Hydroelectric	526.7	569.5	369.4
Wind	149.1	136.9	109.0
Other	205.5	571.1	167.8
Total power purchase contracts	4,430.5	4,615.1	4,002.5
Purchased power from MISO	781.9	1,898.9	1,934.0
Purchased power from other	342.9	54.4	78.9
Total purchased power	5,555.3	6,568.4	6,015.4
Opportunity sales
Sales to MISO	(734.5)	(462.5)	(539.8)
Net sales to other	(248.4)	(450.5)	(303.2)
Total opportunity sales	(982.9)	(913.0)	(843.0)
Total Integrys Energy Group electric utility supply	15,504.9	14,973.4	15,224.0

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2010	2009	2008
Coal	$2.05	$1.94	$1.78
Natural gas	6.28	6.73	9.74
Fuel oil	18.44	17.09	19.07

Coal Supply

Coal is the primary fuel source for WPS's regulated electric generation facilities.  WPS's regulated fuel portfolio strategy is to maintain a 35- to 45-day supply of coal at each plant site.  The majority of the coal is purchased from Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  WPS purchases the coal for Weston 4, and Dairyland Power Cooperative reimburses WPS for its share of the coal costs.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2010, WPS had coal transportation contracts in place for 90% of its 2011 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 15, "Commitments and Contingencies."

Power Purchase Agreements

Integrys Energy Group's regulated electric utilities enter into short-term and long-term power purchase agreements to meet a portion of their electric energy supply needs.  The most significant of these is an agreement through 2013 with Dominion Energy Kewaunee, LLC to purchase energy and capacity from the Kewaunee Power Station consistent with volumes available when WPS owned the facility.  For more information on power purchase obligations, see Note 15, "Commitments and Contingencies."

Regulatory Matters

Integrys Energy Group's electric utility operations are regulated by the PSCW, MPSC, and FERC.  WPS's retail electric rates are regulated by the PSCW and MPSC, and UPPCO's retail electric rates are regulated by the MPSC.  The FERC regulates wholesale electric rates for WPS and UPPCO.  In 2010, retail electric revenues accounted for 80.6% of total electric revenues, while wholesale electric revenues accounted for 19.4% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism, as described in Note 1(f), "Summary of Significant Accounting Policies – Revenue and Customer Receivables."  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

See Note 24, "Regulatory Environment," for information regarding rate cases and decoupling mechanisms of Integrys Energy Group's electric utilities.

Hydroelectric Licenses

WPS, UPPCO, and WRPC (a company in which WPS has 50% ownership) have long-term licenses from the FERC for all of their hydroelectric facilities.

Other Matters

Seasonality

Integrys Energy Group's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers, which are primarily impacted by the variability of summer temperatures.  Integrys Energy Group's regulated electric utility sales in Michigan do not follow a significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territories.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to pass on the true cost of electricity to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

D.  INTEGRYS ENERGY SERVICES

Integrys Energy Services and its subsidiaries market electricity, natural gas and related products in various retail markets, serving commercial and industrial customers, as well as direct and "aggregated" small commercial and residential customers.  Aggregated customers are municipalities, associations, or groups of customers that have joined together to negotiate purchases of electric or natural gas energy as a larger group.

Integrys Energy Services is investing in and promoting renewable energy, which it believes is important to the future of the energy industry.  Clean, renewable, and efficient energy sources are developed, acquired, owned, and operated by Integrys Energy Services.  Integrys Energy Services assists customers with selecting an energy solution that meets their needs and collaborates with developers of wholesale energy projects to overcome challenges with integrating the technical, regulatory, and financial aspects of their projects.

Integrys Energy Services utilizes physical and financial derivative instruments, including forwards, futures, options, and swaps, to manage its exposure to market risks from its energy assets and energy supply portfolios in accordance with limits and approvals established in its risk management and credit policies.

Recent Developments

Throughout 2009 and 2010, Integrys Energy Services was repositioned to focus on serving retail natural gas and retail electric customers concentrated in the northeast quadrant of the United States, and investing in energy assets with renewable attributes.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction," and Note 4, "Dispositions," for a discussion of the current strategy for Integrys Energy Services.

In October 2010, Integrys Energy Services announced the launch of a joint venture with Duke Energy Generation Services to build and finance distributed solar projects throughout the United States.  Duke Energy Generation Services and Integrys Energy Services will equally supply the necessary equity capital for construction and ownership of these projects.  Over the next two years, the companies intend to invest up to $180 million, in the aggregate, of total project capital.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements and Resources," for estimated construction expenditures for Integrys Energy Services.

Energy Supply

Physical supply obligations are created when Integrys Energy Services executes forward retail customer sales contracts.  Integrys Energy Services' electricity supply requirements are primarily met through the procurement of electricity in the wholesale market.  Integrys Energy Services does not own any natural gas reserves, so all natural gas supply is procured from producers and other suppliers in the wholesale market.

Retail Electric

The majority of Integrys Energy Services' obligations to provide physical electricity result from forward retail sales to commercial and industrial customers, many of which are through full-requirements contracts.  Integrys Energy Services uses bilateral electricity purchase agreements from generation companies and other marketers, as well as regional power pools to meet those obligations.

Retail Natural Gas

The majority of Integrys Energy Services' obligations to provide physical natural gas result from forward retail sales to commercial and industrial customers, as well as some residential customers.  Natural gas is sourced in the wholesale market at the customer demand regions, or in some cases from supply regions and is transported to the customer demand regions under natural gas transportation contracts.

Facilities

For information regarding the energy asset facilities owned by Integrys Energy Services, see Item 2, "Properties."  For Integrys Energy Group's nonregulated plant asset book value, see Note 5, "Property, Plant, and Equipment."

Fuel Supply for Generation Facilities

Integrys Energy Services' fuel inventory policy varies for each generation facility depending on the type of fuel used.  The natural gas-fired facilities (82.0% of its installed generation portfolio) are subject to market price volatility, and are dispatched to produce energy only when it is economical to do so.  The Westwood facility, located in Pennsylvania (12.5% of its installed generation portfolio), is Integrys Energy Services' only coal-fired merchant generation facility.  The Westwood facility burns waste coal left behind by mining operations and has several years' supply on site.  All fuel is located within a seven-mile radius of the facility.  The renewable energy facilities (5.5% of its installed generation portfolio) are all powered by renewable resources such as solar irradiance or landfill gas.  There is no market price risk associated with the fuel supply of these facilities; however, production at these facilities can be intermittent due to the availability of the renewable energy resource.

Regulatory Matters

Integrys Energy Services is a FERC-authorized power marketer and has all of the licenses required to conduct business in the states in which it operates.

Other Matters

Customer Segmentation

As of December 31, 2010, Integrys Energy Services was delivering electricity and natural gas to retail customers in the northeast quadrant of the United States.  Integrys Energy Services periodically reviews and evaluates the profitability of its operations in each of its markets.  Integrys Energy Services continues to concentrate on adding customers in existing markets and emphasizing business that provides the appropriate rate of return, but currently has no plans to expand into new geographic regions.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction," for a discussion of the current strategy for Integrys Energy Services.

As of December 31, 2010, Integrys Energy Services' largest electric markets included the Illinois, New York, Mid-Atlantic, and New England regions.  Integrys Energy Services' largest natural gas markets included Wisconsin, Illinois, Michigan, and Ohio.

Although Integrys Energy Services is not dependent on any one customer segment, a significant percentage of its retail sales volume is derived from industries related to paper and allied products, general government and national security, food and kindred products, schools (including primary, secondary, colleges, and universities), chemicals and paint, and steel and foundries.

Seasonality

Integrys Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in certain seasons than in others.  Sales of natural gas generally peak in the winter months, while sales of electricity generally peak in the summer months.  Integrys Energy Services' business can be volatile as a result of market conditions and the related market opportunities available to its customers.

Competition

Integrys Energy Services is a nonregulated retail energy marketer that competes against regulated utilities and other retail energy marketers.  Integrys Energy Services competes with other energy providers on the basis of price, reliability, customer service, product offerings, financial strength, consumer convenience, performance, and reputation.

The competitive landscape differs in each regional area and within each targeted customer segment.  For residential and small commercial customers, the primary competitive challenges come from the incumbent utility and affiliated utility marketing companies.  The large commercial, institutional, and industrial segments are very competitive in most markets with nearly all natural gas customers having already switched away from utilities to an alternative energy provider.  National affiliated marketers, energy producers, and other independent retail energy companies compete for customers in this segment.

The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of substantial asset-based balance sheets and vertically integrated business models that combine production, transmission, and distribution assets.  These advantages are offset by the lack of flexibility to offer multiple product choices to their customers.

The local utilities have the advantage of long-standing relationships with their customers, and they have longer operating histories, greater financial and other resources, and greater name recognition in their markets than Integrys Energy Services.  In addition, local utilities have been subject to many years of regulatory oversight and, thus, have a significant amount of experience regarding the policy preferences of their regulators.  Local utilities may seek to decrease their tariff retail rates to limit or preclude opportunities for competitive energy suppliers and may seek to establish rates, terms, and conditions to the disadvantage of competitive energy suppliers.

Working Capital

The working capital needs of Integrys Energy Services vary significantly over time due to volatility in commodity prices and related margin calls, and levels of natural gas storage inventories.  Integrys Energy Services' working capital needs are met by cash generated from operations, equity infusions, and debt (both long-term and short-term).  As of December 31, 2010, Integrys Energy Services had the ability to borrow up to $765.0 million through an intercompany credit facility with Integrys Energy Group.  As of December 31, 2010, Integrys Energy Group had provided total parental guarantees of $566.6 million on behalf of Integrys Energy Services, which includes guarantees for the retained retail business as well as residual guarantees related to assets sold.

E.  ENVIRONMENTAL MATTERS

For information on environmental matters related to Integrys Energy Group and its subsidiaries, see Note 15, "Commitments and Contingencies."

F.  CAPITAL REQUIREMENTS

For information on Integrys Energy Group's capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

G.  EMPLOYEES

At December 31, 2010, Integrys Energy Group's consolidated subsidiaries had the following employees:

	Total Number of Employees	Percentage of Employees Covered by Collective Bargaining Agreements
WPS	1,363	65%
IBS	1,206	-
PGL	1,082	83%
Integrys Energy Services	289	-
MERC	216	19%
NSG	166	81%
MGU	159	69%
UPPCO	131	82%
Total	4,612	47%

Integrys Energy Group's subsidiaries have collective bargaining agreements with various unions which are summarized in the table below.

Union	Subsidiary	Contract Expiration Date
Local 310 of the International Union of Operating Engineers	WPS	October 13, 2012
Local 18007 of the Utility Workers Union of America	PGL	April 30, 2013
Local 31 of the International Brotherhood of Electrical Workers, AFL CIO	MERC	May 31, 2011
Local 2285 of the International Brotherhood of Electrical Workers	NSG	June 30, 2013
Local 12295 of the United Steelworkers of America, AFL CIO CLC	MGU	January 15, 2015
Local 417 of the Utility Workers Union of America, AFL CIO	MGU	February 15, 2012
Local 510 of the International Brotherhood of Electrical Workers, AFL CIO	UPPCO	April 12, 2014

H.  EXECUTIVE OFFICERS OF INTEGRYS ENERGY GROUP

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Charles A. Schrock	57	Chairman, President and Chief Executive Officer	04-01-10
		President and Chief Executive Officer	01-01-09
		President and Chief Executive Officer of WPS	05-31-08
		President of WPS	02-21-07
		President and Chief Operating Officer – Generation – WPS	08-15-04

Lawrence T. Borgard	49	President and Chief Operating Officer – Utilities	04-05-09
		President and Chief Operating Officer – Integrys Gas Group (2)	02-21-07
		President and Chief Operating Officer – Energy Delivery – WPS	08-15-04

Phillip M. Mikulsky	62	Executive Vice President – Business Performance and Shared Services	12-26-10
		Executive Vice President – Corporate Development and Shared Services	09-21-08
		Executive Vice President and Chief Development Officer	02-21-07
		Executive Vice President – Development	09-12-04

Mark A. Radtke	49	Executive Vice President and Chief Strategy Officer	12-26-10
		Chief Executive Officer – Integrys Energy Services	01-10-10
		President and Chief Executive Officer – Integrys Energy Services	06-01-08
		President – Integrys Energy Services (previously named WPS Energy Services, Inc.)	10-17-99

Joseph P. O'Leary	56	Senior Vice President and Chief Financial Officer	06-04-01

Diane L. Ford	57	Vice President and Corporate Controller	02-21-07
		Vice President – Controller and Chief Accounting Officer	07-11-99

William J. Guc	41	Vice President and Treasurer	12-01-10
		Vice President – Finance and Accounting and Controller – Integrys Energy Services	03-07-10
		Vice President and Controller – Integrys Energy Services	09-21-08
		Controller – Integrys Energy Services (previously named WPS Energy Services)	02-21-05

William D. Laakso	48	Vice President – Human Resources	09-21-08
		Interim Vice President – Human Resources – IBS	05-15-08
		Director – Workforce Planning and Organizational Design – WPS	08-12-07
		Director of Organizational Development – WPS	12-12-05

James F. Schott	53	Vice President – External Affairs	03-22-10
		Vice President – Regulatory Affairs	07-18-04

Barth J. Wolf	53	Vice President, Chief Legal Officer and Secretary	07-31-07
		Vice President – Legal Services and Chief Compliance Officer – IBS	02-21-07
		Secretary and Manager – Legal Services	09-19-99

Daniel J. Verbanac	47	President – Integrys Energy Services	01-01-10
		Chief Operating Officer – Integrys Energy Services (previously named WPS Energy Services)	02-15-04

(1)
All ages are as of January 1, 2011.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of Integrys Energy Group.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

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

Integrys Energy Group is subject to comprehensive regulation by several federal and state regulatory agencies and local governmental bodies, which significantly influences its operating environment and may affect Integrys Energy Group's ability to recover costs from customers of its regulated operations.  Many aspects of Integrys Energy Group's operations are regulated, including, but not limited to, construction and operation of facilities, conditions of service, the issuance of securities, and the rates that it can charge customers.  Integrys Energy Group is required to have numerous permits, approvals, and certificates from these agencies to operate its business.  Failure to comply with any applicable rules or regulations may lead to penalties or customer refunds, which could have a material impact on the financial results of Integrys Energy Group.

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

The rates that Integrys Energy Group's regulated utilities are allowed to charge for their retail and wholesale services are the most important factors influencing its business, financial position, results of operations, and liquidity.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the applicable regulatory commissions will judge all the costs of the regulated utilities to have been prudently incurred or that the regulatory process will always result in rates that will produce full recovery of such costs or provide for a reasonable return on equity.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  If recovery of costs is not approved or is no longer deemed probable, regulatory assets would be recognized in current period expense and could have a material impact on Integrys Energy Group's financial results.

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

Integrys Energy Group's natural gas utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with their former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities.  Regulatory assets reflect the net amount of (1) costs incurred to date, (2) carrying costs incurred to date (excluding those for WPS, which are not recoverable), (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs Integrys Energy Group will incur in the future for investigating and remediating the former manufactured gas plant sites.  Integrys

Energy Group believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under approved mechanisms for the recovery of prudently incurred costs.  A change in these rate recovery mechanisms, however, or a decision by the applicable state commission that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.  For more information, see Note 15, "Commitments and Contingencies."

WPS owns coal-fired electric generating facilities at which it has performed maintenance activities that the EPA alleges were subject to CAA New Source Review permitting requirements.  Depending on potential settlement terms or a court decision, WPS could be required to install environmental controls, change operations, shut down certain plants, undertake supplemental environmental projects, and/or pay fines.

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, and nitrogen oxide emissions, as well as the management of coal combustion byproducts, are uncertain.  The cumulative effect of any such regulations could potentially lead to certain coal-fired electric generating facilities being uneconomical to run.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel environmental regulations are not being sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against Integrys Energy Group.  Such actions could seek penalties, injunctive relief, and costs of litigation.  Private citizens can also bring lawsuits to recover environmental damages they believe they have incurred.

Integrys Energy Group may face significant costs to comply with the regulation of greenhouse gas emissions.

Political interest in climate change and the effects of greenhouse gas emissions, most notably carbon dioxide, are a concern for the energy industry.  Although no legislation is currently pending that would affect Integrys Energy Group, state or federal legislation could be passed in the future to regulate greenhouse gases.  In addition, the EPA has adopted regulations under the CAA that apply to permitting new or significantly modified facilities.  The EPA also announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  Until legislation is passed at the federal or state level or the EPA adopts final rules for electric utility steam generating units, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  Integrys Energy Group is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on Integrys Energy Group's future operations, capital expenditures, and financial results.

It is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures Integrys Energy Group would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some generating units uneconomical to maintain or operate and could impact future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

Integrys Energy Group's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  Carbon dioxide is also a byproduct of natural gas consumption.  As a result, future legislation to regulate the emission of greenhouse gases could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities, and/or reduce natural gas demand, which could have a material adverse impact on Integrys Energy Group’s results of operations and financial condition.

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

In addition, the cost of repairing damage to Integrys Energy Group's facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events, in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact Integrys Energy Group's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact Integrys Energy Group's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of electricity and fuel markets.

Adverse capital and credit market conditions could negatively affect Integrys Energy Group's ability to meet liquidity needs, access capital, and/or grow or sustain its current business.  Cost of capital and disruptions, uncertainty, and/or volatility in the financial markets could adversely impact the results of operations and financial condition of Integrys Energy Group, as well as exert downward pressure on its stock price.

Having access to the credit and capital markets, at a reasonable cost, is necessary for Integrys Energy Group to fund its operations and capital requirements.  The capital and credit markets provide Integrys Energy Group with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows and also support the ability of Integrys Energy Group to provide credit support for the nonregulated operations of Integrys Energy Services.  Disruptions, uncertainty, and/or volatility in those markets could increase Integrys Energy Group's cost of capital or limit the availability of capital.  If Integrys Energy Group or its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital.  This, in turn, could impact Integrys Energy Group's ability to grow or sustain its current businesses, cause a reduction in earnings, result in a credit rating downgrade, and/or limit Integrys Energy Group's ability to sustain its current common stock dividend level.

A reduction in Integrys Energy Group's or its subsidiaries' credit ratings could materially and adversely affect its business, financial position, results of operations, and liquidity.

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

Fluctuating commodity prices may reduce energy margins and result in liquidity constraints.

The margins and liquidity requirements of Integrys Energy Group’s regulated and nonregulated businesses are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.  Changes in price could result in:

•	Higher working capital costs, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;
•	Increased liquidity requirements due to potential counterparty margin calls related to the use of derivative instruments to manage commodity price and volume exposure;
•	Reduced profitability to the extent that reduced margins, increased bad debt, and interest expenses are not recovered through rates;
•	Higher rates charged to regulated customers, which could impact the company’s competitive position;
•	Reduced demand for energy, which could impact margins and operating expenses; and
•	Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

Counterparties and customers may not meet their obligations.

Integrys Energy Group is exposed to the risk that counterparties to various arrangements who owe Integrys Energy Group money, electricity, natural gas, coal, or other commodities or services will not be able to perform their obligations.  Should the counterparties to these arrangements fail to perform, Integrys Energy Group might be forced to replace or to sell the underlying commitment at then-current market prices.  In such event, Integrys Energy Group might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of Integrys Energy Group's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  Integrys Energy Group cannot provide assurance that its financially distressed customers will not default on their obligations to Integrys Energy Group and that such a default will not have a material adverse impact on Integrys Energy Group's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, could adversely impact Integrys Energy Group's receivable collections and additional allowances may be required, which could adversely affect its operating results.  In addition, such events might force customers to reduce or curtail their future use of Integrys Energy Group's products and services, which could have a material adverse impact on Integrys Energy Group’s results of operations and financial condition.

Any change in Integrys Energy Group's ability to sell electricity generated from its facilities at market-based rates may impact earnings.

The FERC has authorized certain of Integrys Energy Group's subsidiaries to sell generation from certain of its facilities at market prices.  The FERC retains the authority to modify or withdraw this market-based rate authority.  If the FERC determines that the market is not workably competitive, that Integrys Energy Group or its subsidiaries possess market power, that they are not charging just and reasonable rates, or that they have not complied with the rules required in order to have market-based rates, the FERC may require Integrys Energy Group's subsidiaries to sell power at a price based upon the costs incurred in producing the power.  Integrys Energy Group's revenues and profit margins may be negatively affected by any reduction by the FERC of the rates it may receive.

Integrys Energy Group may not be able to utilize tax credit and/or net operating loss carryforwards.

Integrys Energy Group has significantly reduced its consolidated federal and state income tax liability in the past through tax credits and tax net operating loss carryforwards available under the applicable tax codes.  Integrys Energy Group has not fully utilized these tax credits and tax net operating loss carryforwards in its previous tax filings, but expects to prior to their expiration in future filings.  However, Integrys Energy Group may not be able to fully utilize the tax credits and tax net operating losses available as carryforwards if its future federal and state taxable income and related income tax liability is insufficient to permit the use of such credits and losses.

In addition, any future disallowance of some or all of those tax credits or tax net operating loss carryforwards as a result of legislative change or adverse determination by one of the applicable taxing jurisdictions could materially affect Integrys Energy Group's tax obligations.

Integrys Energy Group has recorded goodwill and other intangibles that could become impaired and adversely affect financial results.

To the extent the value of goodwill or other intangibles becomes impaired, Integrys Energy Group has had to, and in the future, may also be required to, incur material noncash charges relating to such impairments.  Such impairment charges could have a material impact on the financial results of Integrys Energy Group.

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

Integrys Energy Group is subject to provisions that can limit merger and acquisition opportunities that could benefit its shareholders.

The Wisconsin Public Utility Holding Company Law precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the PSCW has first determined that the acquisition is in the best interests of utility customers, investors, and the public.  Those interests may, to some extent, be mutually exclusive.  This provision and other requirements of the Wisconsin Public Utility Holding Company Law may delay, or reduce the likelihood of, a sale or change of control thus reducing the likelihood that shareholders will receive a takeover premium for their shares.

Provisions of Integrys Energy Group's articles of incorporation and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving Integrys Energy Group that is not approved by its board of directors, even if the shareholders believe that such events may be beneficial to Integrys Energy Group's interests.  In addition, the Wisconsin Business Corporation Law contains provisions that may have the effect of delaying or making more difficult attempts by others to obtain control of Integrys Energy Group without the approval of its board of directors.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A.  REGULATED

Electric Facilities

The following table summarizes information on the electric generation facilities of Integrys Energy Group, including owned and jointly owned facilities as of December 31, 2010:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	354.5	(2)
	Edgewater Unit 4	Sheboygan, WI	Coal	98.0	(2)
	Pulliam (4 units)	Green Bay, WI	Coal	332.9
	Weston Units 1, 2, and 3	Marathon County, WI	Coal	460.9
	Weston Unit 4	Marathon County, WI	Coal	385.7	(2)
Total Steam				1,632.0

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	169.6
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Gladstone	Gladstone, MI	Oil	18.2
	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.2	(2)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Portage	Houghton, MI	Oil	18.4
	Pulliam #31	Green Bay, WI	Natural Gas	84.6
	West Marinette #31	Marinette, WI	Natural Gas	37.7
	West Marinette #32	Marinette, WI	Natural Gas	32.6
	West Marinette #33	Marinette, WI	Natural Gas	51.8	(2)
	Weston #31	Marathon County, WI	Natural Gas	19.5
	Weston #32	Marathon County, WI	Natural Gas	48.1
Total Combustion Turbine and Diesel				494.4

Hydroelectric	Various	Michigan	Hydro	20.1	(3)
	Various	Wisconsin	Hydro	67.8	(4)
Total Hydroelectric				87.9

Wind	Kewaunee County	Wisconsin	Wind	1.1
	Crane Creek	Iowa	Wind	21.7
Total Wind				22.8

Total System				2,237.1

(1)
Based on capacity ratings for July 2011, which can differ from nameplate capacity, especially on wind projects.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes at Integrys Energy Group’s electric segment.

(2)
These facilities are jointly owned by WPS and various other utilities.  The capacity indicated for each of these units is equal to WPS’s portion of total plant capacity based on its percent of ownership.

	-	Wisconsin Power and Light Company operates the Columbia and Edgewater units, and WPS holds a 31.8% ownership interest in these facilities.

	-	WPS operates the Weston 4 facility and holds a 70% ownership in this facility, while Dairyland Power Cooperative holds the remaining 30% interest.

	-	WRPC owns and operates the Juneau unit. WPS holds a 50% ownership interest in WRPC.

-
At December 31, 2010, WPS operated the West Marinette 33 unit and held a 68% ownership interest in the facility, while Marshfield Electric and Water Department held the remaining 32% interest.  On February 1, 2011, WPS purchased Marshfield Electric and Water Department's ownership interest and is now the sole owner of this facility.

(3)
UPPCO sold the Cataract Hydroelectric Project to U.P. Hydro LLC., a wholly owned subsidiary of North American Hydro, on February 2, 2011.  Cataract Hydroelectric accounted for 0.3 MW of the 20.1 MW hydroelectric generating capacity in Michigan.

(4)	WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

As of December 31, 2010, Integrys Energy Group’s electric utilities owned approximately 24,900 miles of electric distribution lines located in Michigan and Wisconsin and approximately 180 distribution substations.

Natural Gas Facilities

At December 31, 2010, Integrys Energy Group’s natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

●	Approximately 22,000 miles of natural gas distribution mains,
●	Approximately 1,030 miles of natural gas transmission mains,
●	Approximately 290 natural gas distribution and transmission gate stations,
●	Approximately 1.3 million natural gas lateral services,
●	A 3.9 billion-cubic-foot underground natural gas storage field located in Michigan,
●	A 38.2 billion-cubic-foot underground natural gas storage reservoir located in central Illinois, and
●	A 2 billion-cubic-foot liquefied natural gas plant located in central Illinois.

General

Substantially all of Integrys Energy Group’s utility plant at WPS, UPPCO, PGL, and NSG is subject to first mortgage liens.

B.  INTEGRYS ENERGY SERVICES

The following table summarizes information on the energy asset facilities owned by Integrys Energy Services as of December 31, 2010:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Combined Cycle	Beaver Falls	Beaver Falls, NY	Gas/Oil	79.1
	Combined Locks	Combined Locks, WI	Gas	47.2	(2)
	Syracuse	Syracuse, NY	Gas/Oil	87.5
Total Combined Cycle				213.8

Steam	Westwood	Tremont, PA	Culm	32.5

Reciprocating Engine	Winnebago	Rockford, IL	Landfill Gas	6.4

Solar	Various	California	Solar Irradiance	1.7
	Various	Connecticut	Solar Irradiance	0.3
	Various	New Jersey	Solar Irradiance	6.1
Total Solar				8.1

Total Energy Assets				260.8

				Length of Pipeline (Miles)

Landfill Gas Transportation	LGS	Brazoria County, TX	N/A	33 miles	(3)

(1)	Based on summer rated capacity.
(2)	Combined Locks has an additional five MW of capacity available at this facility through the lease of a steam turbine.
(3)	LGS Renewables 1, LC, owns and operates the LGS facility, which transports and processes landfill gas.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 15, "Commitments and Contingencies."

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data

Integrys Energy Group’s common stock is traded on the New York Stock Exchange under the ticker symbol "TEG."  The transfer agent and registrar for Integrys Energy Group’s common stock is American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY  11219.  The quarterly high and low sales prices for Integrys Energy Group’s common stock and the cash dividends per share declared for each quarter during the past two years were as follows:

	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$47.67	$40.53	$0.68	$45.10	$19.44	$0.68
Second	50.92	42.81	0.68	30.40	24.95	0.68
Third	52.74	42.92	0.68	36.75	28.31	0.68
Fourth	54.45	46.73	0.68	42.99	34.20	0.68

As of the close of business on February 21, 2011, there were 30,300 holders of record of Integrys Energy Group’s common stock.

Dividend Restrictions

Integrys Energy Group is a holding company and its ability to pay dividends is largely dependent upon the ability of its subsidiaries to pay dividends.

The PSCW has restricted WPS to paying normal dividends on its common stock of no more than 103% of the previous year’s common stock dividend without the PSCW's approval.  Integrys Energy Group is the sole holder of WPS’s common stock.  Integrys Energy Group’s right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS’s preferred shareholders and to provisions in WPS’s restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future.  At December 31, 2010, these limitations amounted to $1.4 million out of WPS’s total retained earnings of $424.9 million.  Consequently, at December 31, 2010, WPS had $423.5 million of retained earnings available for the payment of dividends.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by Integrys Energy Group.  At December 31, 2010, these restrictions amounted to $4.7 million out of UPPCO's total retained earnings of $57.9 million.  Consequently, at December 31, 2010, UPPCO had $53.2 million of retained earnings available for the payment of common stock cash dividends.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2010, these restrictions amounted to $6.9 million out of NSG's total retained earnings of $70.2 million.  Consequently, at December 31, 2010, NSG had $63.3 million of retained earnings available for the payment of dividends.

At December 31, 2010, Integrys Energy Group had $337.8 million of retained earnings available for the payment of dividends.  Except for the subsidiary restrictions described above, Integrys Energy Group does not have any dividend restrictions.

Equity Compensation Plans

See Item 11, "Executive Compensation," for information regarding equity securities authorized for issuance under Integrys Energy Group’s equity compensation plans.

Issuer Purchases of Equity Securities

Integrys Energy Group made no purchases of equity securities during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA

INTEGRYS ENERGY GROUP, INC.
COMPARATIVE FINANCIAL DATA AND
OTHER STATISTICS (2006 TO 2010)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity,
and number of shareholders and employees)	2010	2009 (1)	2008 (1)	2007 (2)	2006 (3)

Total revenues	$5,203.2	$7,499.8	$14,047.8	$10,292.4	$6,890.7

Net income (loss) from continuing operations	223.5	(70.3)	114.8	181.0	147.8

Net income (loss) attributed to common shareholders	220.9	(69.6)	116.5	251.3	155.8

Total assets	9,816.8	11,844.6	14,268.7	11,234.4	6,861.7

Preferred stock of subsidiary	51.1	51.1	51.1	51.1	51.1

Long-term debt (excluding current portion)	2,161.6	2,394.7	2,285.7	2,265.1	1,287.2

Shares of common stock (less treasury stock and shares in deferred compensation trust)
Outstanding	77.4	76.0	76.0	76.0	43.1
Average	77.5	76.8	76.7	71.6	42.3

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$2.85	$(0.95)	$1.46	$2.49	$3.51
Earnings (loss) per common share (basic)	2.85	(0.91)	1.52	3.51	3.68
Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	2.83	(0.95)	1.45	2.48	3.50
Earnings (loss) per common share (diluted)	2.83	(0.91)	1.51	3.50	3.67
Dividends per common share declared	2.72	2.72	2.68	2.56	2.28

Stock price at year-end	$48.51	$41.99	$42.98	$51.69	$54.03
Book value per share	$37.57	$37.51	$40.66	$42.58	$35.61
Return on average equity	7.7%	(2.4)%	3.6%	8.5%	10.6%
Number of common stock shareholders	30,352	32,755	34,016	35,212	19,837
Number of employees	4,612	5,025	5,191	5,231	3,326

(1) Certain amounts have been retrospectively adjusted due to a change in accounting policy in 2010. See Note 1(d) "Change in Accounting Policy,"
for more information.
(2) Includes the impact of the PEC merger on February 21, 2007.
(3) Includes the impact of the acquisition of natural gas distribution operations by MGU on April 1, 2006, and MERC on July 1, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified energy holding company with regulated natural gas and electric utility operations (serving customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its core regulated businesses.  Integrys Energy Group also has a nonregulated energy services business segment that is smaller than it was historically with significantly reduced credit and collateral support requirements.

The essential components of Integrys Energy Group's business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential to maintaining a strong balance sheet, predictable cash flows, the desired risk profile, attractive dividends, and quality credit ratings.  This is critical to Integrys Energy Group's success as a strategically focused regulated business.  Integrys Energy Group believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

•	An accelerated annual investment in natural gas distribution facilities (primarily replacement of cast iron mains) at PGL.

•
WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and/or upgrade equipment to meet or exceed required environmental standards are planned each year.

•
Integrys Energy Group's approximate 34% ownership interest in ATC, a transmission company that had over $2.9 billion of transmission assets at December 31, 2010.  ATC plans to invest approximately $3.4 billion during the next ten years.  Although ATC's equity requirements to fund its capital investments will primarily be met by earnings reinvestment, Integrys Energy Group plans to continue to fund its share of the equity portion of future ATC growth as necessary.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Operating a Nonregulated Energy Services Business Segment with a Controlled Risk and Capital Profile – Through its nonregulated Integrys Energy Services subsidiary, Integrys Energy Group provides retail natural gas and electric products to end-use customers in the northeast quadrant of the United States.  Integrys Energy Group has repositioned this subsidiary from a focus on significant growth in wholesale and retail electric markets across the United States and Canada, to a focus on operating within select retail electric and natural gas markets in its current market footprint where it has experience and believes it will have the most success growing its recurring customer based business.  The current strategy is intended to result in more dependable cash and earnings contributions with a controlled risk and capital profile.  In addition, Integrys Energy Services continues to invest in and promote renewable energy in the United States.  Clean, renewable, and efficient energy sources are developed, acquired, owned, and operated by Integrys Energy Services.  Integrys Energy Services assists customers with selecting an energy solution that meets their needs and collaborates with energy developers of wholesale energy projects to overcome challenges with integrating the technical, regulatory, and financial aspects of their projects.

Integrating Resources to Provide Operational Excellence – Integrys Energy Group is committed to integrating resources of all its businesses, while meeting all applicable legal and regulatory requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  "Operational Excellence" initiatives were implemented to encourage top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Asset and Risk Management – Integrys Energy Group's asset management strategy calls for the continuous assessment of existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement its existing business and strategy.  The goal is to provide the most efficient use of resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on acquiring assets consistent with strategic plans and disposing of assets, including property, plant, and equipment and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  Integrys Energy Group maintains a portfolio approach to risk and earnings.

Integrys Energy Group's risk management strategy includes the management of market, credit, liquidity, and operational risks through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  Each business unit manages the risk profile related to these instruments consistent with Integrys Energy Group's risk management policies, which are approved by the Board of Directors.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, Integrys Energy Group is able to provide a safe, reliable, value-priced service to its customers.  Integrys Energy Group concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  Integrys Energy Group actively evaluates opportunities for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  Ensuring continued reliability for its customers, Integrys Energy Group is effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets.

RESULTS OF OPERATIONS

Earnings Summary

	Year Ended December 31
(Millions, except per share amounts)	2010	2009*	2008*	Change in 2010 Over 2009	Change in 2009 Over 2008
Natural gas utility operations	$84.0	$(172.1)	$84.5	N/A	N/A
Electric utility operations	109.8	88.9	92.6	23.5%	(4.0)%
Integrys Energy Services operations	3.3	3.8	(71.4)	(13.2)%	N/A
Electric transmission investment	46.2	45.5	39.7	1.5%	14.6%
Holding company and other operations	(22.4)	(35.7)	(28.9)	(37.3)%	23.5%
Net income (loss) attributed to common shareholders	$220.9	$(69.6)	$116.5	N/A	N/A

Basic earnings (loss) per share	$2.85	$(0.91)	$1.52	N/A	N/A
Diluted earnings (loss) per share	$2.83	$(0.91)	$1.51	N/A	N/A

Average shares of common stock
Basic	77.5	76.8	76.7	0.9%	0.1%
Diluted	78.0	76.8	77.0	1.6%	(0.3)%

*	Certain amounts have been retrospectively adjusted due to a change in accounting policy in the fourth quarter of 2010. See Note 1(d), "Change in Accounting Policy," for more information.

2010 Compared with 2009

Integrys Energy Group recognized net income attributed to common shareholders of $220.9 million ($2.83 diluted earnings per share) in 2010 compared with a net loss attributed to common shareholders of $69.6 million ($0.91 net loss per share) in 2009.  The primary driver of the $290.5 million increase in earnings was an after-tax noncash goodwill impairment loss of $248.8 million recorded in 2009, compared with no goodwill impairment losses in 2010.  Other factors contributing to the increase were the combined approximate $69 million after-tax positive impact on margins of electric and natural gas distribution rate increases effective in 2010, and a $22.5 million after-tax reduction in restructuring expenses year over year.  These increases in earnings were partially offset by after-tax impairment charges of $25.9 million in 2010 related to three natural gas-fired generation plants at Integrys Energy Services.

2009 Compared with 2008

Integrys Energy Group recognized a net loss attributed to common shareholders of $69.6 million ($0.91 net loss per share) in 2009 compared with net income attributed to common shareholders of $116.5 million ($1.51 diluted earnings per share) in 2008.  The primary drivers of the $186.1 million decrease in earnings were a $242.3 million after-tax year-over-year increase in noncash goodwill impairment losses, $27.2 million of after-tax restructuring charges recorded in 2009, and $17.3 million of after-tax net losses on dispositions in 2009 related to the Integrys Energy Services strategy change.  These decreases in earnings were partially offset by a $127.3 million after-tax increase in margins at Integrys Energy Services, primarily due to the positive year-over-year impact of noncash inventory valuation adjustments recorded in prior periods, partially offset by noncash accounting losses in 2009 versus noncash accounting gains in 2008 due to derivative fair value adjustments.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31
	2010	2009	2008	Change in 2010 Over 2009	Change in 2009 Over 2008

Revenues	$2,057.2	$2,237.5	$3,025.9	(8.1)%	(26.1)%
Purchased natural gas costs	1,152.0	1,382.0	2,147.7	(16.6)%	(35.7)%
Margins	905.2	855.5	878.2	5.8%	(2.6)%

Operating and maintenance expense	542.1	532.6	539.1	1.8%	(1.2)%
Goodwill impairment loss	-	291.1	6.5	(100.0)%	4,378.5%
Restructuring expense	(0.2)	6.9	-	N/A	N/A
Depreciation and amortization expense	130.9	106.1	108.3	23.4%	(2.0)%
Taxes other than income taxes	34.4	33.4	32.1	3.0%	4.0%

Operating income (loss)	198.0	(114.6)	192.2	N/A	N/A

Miscellaneous income	1.6	3.1	7.0	(48.4)%	(55.7)%
Interest expense	(49.7)	(52.2)	(56.6)	(4.8)%	(7.8)%
Other expense	(48.1)	(49.1)	(49.6)	(2.0)%	(1.0)%

Income (loss) before taxes	$149.9	$(163.7)	$142.6	N/A	N/A

Throughput in therms
Residential	1,496.4	1,602.8	1,708.9	(6.6)%	(6.2)%
Commercial and industrial	455.5	501.4	550.8	(9.2)%	(9.0)%
Interruptible	39.8	51.3	60.1	(22.4)%	(14.6)%
Interdepartmental	13.9	9.5	28.6	46.3%	(66.8)%
Transport	1,728.4	1,641.6	1,834.0	5.3%	(10.5)%
Total throughput in therms	3,734.0	3,806.6	4,182.4	(1.9)%	(9.0)%

Weather
Average heating degree days	6,440	7,061	7,257	(8.8)%	(2.7)%

2010 Compared with 2009

Revenues

Regulated natural gas utility segment revenues decreased $180.3 million year over year, driven by:

•	An approximate $132 million decrease in revenues as a result of the 1.9% lower natural gas throughput volumes, related to:

-
An approximate $76 million decrease driven by lower weather-normalized volumes.  Residential customer volumes decreased, which Integrys Energy Group attributes to energy conservation, efficiency efforts, and general economic conditions.  In addition, some former MGU residential and small commercial and industrial retail customers have become transportation customers under a Michigan customer choice program, which resulted in reduced revenues of approximately $6 million in 2010 related to the pass-through of the cost of natural gas but had no impact on margins.  These decreases were partially offset by a year-over-year net increase in commercial and industrial sales volumes for both retail and transportation customers, driven by certain transportation customers of MERC and MGU.

	-	An approximate $66 million decrease as a result of warmer year-over-year weather during the heating season, as evidenced by the 8.8% decrease in average heating degree days.

-
Partially offsetting these decreases was the approximate $10 million positive year-over-year impact of decoupling mechanisms for residential, small commercial and industrial, and transportation customers.  Under decoupling, certain of Integrys Energy Group's regulated natural gas utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached in the first quarter of 2010 but was not reached in 2009.

•
An approximate $127 million decrease in revenues as a result of an approximate 9% year-over-year decrease in the average per-unit cost of natural gas sold.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $18 million net decrease in revenues driven by lower recovery of approximately $25 million of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by an approximate $7 million increase related to recoveries received in 2010 under the PGL and NSG bad debt riders.  These amounts were offset by a net decrease in operating and maintenance expense resulting from lower net amortization of the related regulatory assets and, therefore, had no impact on earnings.  Recoveries under these riders represent net billings to customers of the excess or deficiency of actual 2008 and 2009 bad debt expense over bad debt expense reflected in utility rates during those same periods.  See Note 24, "Regulatory Environment," for more information on the PGL and NSG bad debt riders.

•
Partially offsetting these decreases was the approximate $96 million positive impact of natural gas distribution rate increases.  These rate increases were necessary, in part, to recover higher operating expenses (as discussed below).  See Note 24, "Regulatory Environment," for more information on these rate increases.

	-	The rate increases at PGL and NSG had an approximate $77 million positive impact on revenues.

	-	The rate increase at WPS had an approximate $13 million positive impact on revenues.

	-	The rate increase at MGU had an approximate $3 million positive impact on revenues.

-
A rate increase at MERC related to its conservation improvement program had an approximate $3 million positive impact on revenues.  This amount is offset by a corresponding increase in operating and maintenance expense and, therefore, had no impact on earnings.

Margins

Regulated natural gas utility segment margins increased $49.7 million year over year, driven by the approximate $96 million positive impact of the rate increases, partially offset by:

•	An approximate $28 million decrease in margins resulting from lower natural gas throughput volumes, resulting from:

	-	An approximate $19 million decrease related to warmer year-over-year weather during the heating season.

-
An approximate $19 million decrease related to lower weather-normalized volumes, primarily attributed to residential customer conservation, efficiency efforts, and general economic conditions, partially offset by the favorable net impact of increased commercial and industrial sales volumes for certain retail and transportation customers of MERC and MGU.

	-	Partially offsetting these decreases was the approximate $10 million positive impact from decoupling mechanisms in place at certain of Integrys Energy Group's regulated natural gas utilities.

•
An approximate $18 million net decrease in margins driven by lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites, partially offset by an increase in margins related to recoveries received under the PGL and NSG bad debt riders.  These amounts were offset by a net decrease in operating and maintenance expense resulting from lower net amortization of the related regulatory assets and, therefore, had no impact on earnings.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment increased $312.6 million year over year.  This increase was primarily driven by the positive year-over-year impact of a $291.1 million noncash goodwill impairment loss that was recorded in the first quarter of 2009.  Also contributing to the increase was the $49.7 million increase in the natural gas margins discussed above, partially offset by a $28.2 million increase in other operating expenses.  See Note 9, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment loss recorded in 2009.

The $28.2 million year-over-year increase in other operating expenses primarily related to:

•
A $24.8 million increase in depreciation and amortization expense, primarily due to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows earlier recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.  The increase also includes a $2.5 million write-off of MGU assets for which rate recovery is currently being contested.

•	A $12.9 million increase in expenses related to energy conservation programs and enhanced efficiency initiatives.

•	A $9.8 million increase in employee benefit costs, primarily driven by an increase in other postretirement benefit costs.

•
A $7.4 million increase in asset usage charges from IBS related to implementation of both a work asset management system for natural gas operations and a newer version of an Enterprise Resource Planning system for finance and supply chain services.

•	A $4.9 million increase in stock-based compensation expense. See Note 20, "Stock-Based Compensation," for more information.

•	These increases were partially offset by:

-
An approximate $18 million net decrease due to approximately $25 million of lower amortization of the regulatory asset related to environmental cleanup expenditures for manufactured gas plant sites, partially offset by approximately $7 million of amortization related to the regulatory assets recorded as a result of the PGL and NSG bad debt riders.  This net decrease was passed through to customers in rates and, therefore, had no impact on earnings.

	-	A $7.1 million decrease in restructuring expenses recorded in 2009 related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

	-	A $6.1 million decrease in labor costs as a result of the reduction in workforce and company-wide furloughs implemented as a part of previously announced cost management efforts.

2009 Compared with 2008

Revenues

Regulated natural gas utility segment revenues decreased $788.4 million, driven by:

•
An approximate $648 million decrease in revenues as a result of an approximate 30% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during 2009 compared with 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $166 million decrease in revenues as a result of lower year-over-year natural gas throughput volumes, driven by:

-
An approximate $83 million decrease related to lower weather-normalized volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also driven by decreased commercial and industrial customer volumes resulting from reduced demand related to changes in customers' plant operations and a decline in customer base at PGL and MGU, both of which Integrys Energy Group attributed to the general economic slowdown.

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

-
This decrease in revenues was partially offset by the $6 million positive impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•
An approximate $20 million year-over-year net decrease in revenues from lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by higher recovery of EEP expenses.  The EEP program was established in the 2008 PGL and NSG rate cases and is designed to encourage energy efficiency initiatives.

•
The decrease in revenues was partially offset by the approximate $29 million year-over-year net positive impact of natural gas distribution rate cases and changes in rate design at the regulated natural gas utilities.  See Note 24, "Regulatory Environment," for more information on these rate cases.

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

-
In 2009, PGL and NSG received the full impact of their 2008 natural gas distribution rate orders, which were effective February 14, 2008, and drove an approximate $5 million increase in revenue year over year.

-
Effective January 1, 2009, the PSCW required WPS to change its retail natural gas distribution rate design which incorporates higher volumetric rates and lower fixed customer charges.  In 2009, revenue increased approximately $5 million related to this change in rate design.

Margins

Regulated natural gas utility segment margins decreased $22.7 million, driven by:

•
An approximate $27 million year-over-year decrease in margins resulting from the 9.0% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, customer conservation and efficiency efforts, and warmer year-over-year weather.  This decrease in margins includes the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $7 million of additional margin was recognized at WPS due to a shortfall from the rate case authorized margin during 2009.

•
An approximate $20 million year-over-year net decrease in margins due to lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by an increase in recovery of EEP expenses.  This decrease in margin was offset by a net decrease in operating expense from both the amortization of the related regulatory asset and EEP expenses and, therefore, had no impact on earnings.

•	An approximate $2 million year-over-year decrease in margins at MGU related to an adjustment in the third quarter of 2008 for recovery of natural gas costs in a MPSC proceeding.

•	The decrease in margins was partially offset by the approximate $29 million net positive year-over-year impact of rate orders and impacts of rate design changes at the regulated natural gas utilities.

Operating Income (Loss)

Operating results at the regulated natural gas utility segment decreased $306.8 million, from operating income of $192.2 million in 2008, to an operating loss of $114.6 million in 2009.  This decrease was primarily driven by a year-over-year increase in noncash goodwill impairment losses of $284.6 million and the $22.7 million decrease in natural gas margin, partially offset by a $0.5 million decrease in other operating expenses.  See Note 9, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment losses recorded in 2009 and 2008.

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

-
A $13.4 million increase in employee benefit costs, partially related to an increase in pension expense resulting from negative pension investment returns in 2008, as well as higher health care expenses in 2009.

	-	Restructuring expenses of $6.9 million related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

	-	A $5.5 million increase in natural gas maintenance costs, primarily related to increased system inspection and maintenance requirements.

	-	A $5.0 million increase in expenses related to workers compensation claims.

-
A $3.0 million charge related to an expected settlement with the ICC at PGL and NSG related to fiscal years 2001 through 2004 natural gas costs.  See Note 15, "Commitments and Contingencies," for more information.

	-	A $2.5 million increase in amortization of a regulatory asset related to conservation program initiatives.

Regulated Electric Utility Segment Operations

	Year Ended December 31
	2010	2009	2008	Change in 2010 Over 2009	Change in 2009 Over 2008

Revenues	$1,338.9	$1,301.6	$1,328.9	2.9%	(2.1)%
Fuel and purchased power costs	563.9	584.5	651.5	(3.5)%	(10.3)%
Margins	775.0	717.1	677.4	8.1%	5.9%

Operating and maintenance expense	417.2	392.0	375.3	6.4%	4.4%
Restructuring expense	(0.3)	8.6	-	N/A	N/A
Depreciation and amortization expense	94.7	90.3	84.3	4.9%	7.1%
Taxes other than income taxes	45.6	46.6	44.3	(2.1)%	5.2%

Operating income	217.8	179.6	173.5	21.3%	3.5%

Miscellaneous income	1.5	4.8	6.0	(68.8)%	(20.0)%
Interest expense	(43.9)	(41.6)	(36.7)	5.5%	13.4%
Other expense	(42.4)	(36.8)	(30.7)	15.2%	19.9%

Income before taxes	$175.4	$142.8	$142.8	22.8%	-%

Sales in kilowatt-hours
Residential	3,114.3	3,043.0	3,064.5	2.3%	(0.7)%
Commercial and industrial	8,439.6	8,155.5	8,632.8	3.5%	(5.5)%
Wholesale	4,994.7	5,079.1	4,764.6	(1.7)%	6.6%
Other	39.1	40.0	42.6	(2.3)%	(6.1)%
Total sales in kilowatt-hours	16,587.7	16,317.6	16,504.5	1.7%	(1.1)%

Weather – WPS:
Heating degree days	7,080	7,962	7,969	(11.1)%	(0.1)%
Cooling degree days	616	274	464	124.8%	(40.9)%

Weather – UPPCO:
Heating degree days	8,002	9,317	9,348	(14.1)%	(0.3)%
Cooling degree days	301	99	138	204.0%	(28.3)%

2010 Compared with 2009

Revenues

Regulated electric utility segment revenues increased $37.3 million year over year, driven by:

•
The approximate $21 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.  These rate increases were necessary, in part, for recovery of higher operating expenses (as discussed below).

•
An approximate $16 million increase in revenues due to a 7.5% increase in sales volumes to large commercial and industrial customers at WPS, primarily related to changes in the business operations of these customers year over year.

•
An approximate $13 million increase in revenues due to a 2.7% increase in sales volumes to residential customers and a 0.9% increase in sales volumes to small commercial and industrial customers at WPS, primarily related to warmer year-over-year weather during the cooling season as evidenced by the increase in cooling degree days.

•	An approximate $4 million increase in opportunity sales at WPS, made possible by the availability of low-cost energy from Weston 4.

•
These increases in regulated electric utility segment revenues were partially offset by an approximate $18 million decrease in revenues from wholesale customers at WPS, primarily due to lower fuel costs.  Fuel costs are passed directly through to wholesale customers in rates.

Margins

Regulated electric utility segment margins increased $57.9 million year over year, driven by:

• An approximate $26 million increase in margins driven by lower fuel and purchased power costs incurred during 2010 as compared with authorized fuel and purchased power cost recovery rates.

• The approximate $21 million combined positive impact of retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

•
An approximate $7 million increase in margins due to a 2.7% increase in sales volumes to residential customers at WPS, primarily related to warmer year-over-year weather during the cooling season, as evidenced by the increase in cooling degree days.  Margins were impacted by the year-over-year increase in sales volumes because WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of both years.  Therefore, no additional decoupling deferral was allowed for additional shortfalls from authorized margin for the remainder of both years.  Under decoupling, WPS is allowed to defer (up to the established cap) the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.

•
An approximate $7 million increase in margins due to a 7.5% increase in sales volumes to large commercial and industrial customers at WPS, primarily related to changes in the business operations of these customers year over year.

•
These increases in regulated electric utility segment margins were partially offset by an approximate $2 million decrease in margins from WPS's wholesale customers, primarily due to a decrease in sales volumes.

Operating Income

Operating income at the regulated electric utility segment increased $38.2 million year over year, driven by the $57.9 million increase in margins, partially offset by a $19.7 million increase in operating expenses.

The year-over-year increase in operating expenses was the result of:

•	A $13.9 million increase in electric transmission expense.

•
A $12.7 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy-efficient, and renewable energy products.

•	A $4.4 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	A $3.9 million increase in stock-based compensation expense. See Note 20, "Stock-Based Compensation," for more information.

•
A $3.6 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•	These increases in regulated electric utility operating expenses were partially offset by:

	-	An $8.9 million year-over-year decrease in restructuring expenses related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

	-	A $6.2 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

	-	A $2.1 million decrease in electric maintenance expense at WPS, primarily related to a greater number of planned outages at its generation plants during 2009 compared with 2010.

Other Expense

Other expense at the regulated electric utility segment increased $5.6 million year over year, driven by a decrease in AFUDC, primarily related to the construction of the Crane Creek Wind Farm in 2009.

2009 Compared with 2008

Revenues

Regulated electric utility segment revenues decreased $27.3 million year over year, driven by:

•
A 5.5% decrease in commercial and industrial sales volumes and a 0.7% decrease in residential sales volumes, which resulted in an approximate $23 million year-over-year decrease in revenues, after the impact of decoupling.  The primary drivers of the decrease were:

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

•
An approximate $22 million year-over-year reduction in revenues related to refunds due to customers in both 2009 and 2008 related to WPS's over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 24, "Regulatory Environment," for more information on WPS's fuel window.

•	An approximate $14 million year-over-year decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•	These decreases in regulated electric utility segment revenues were partially offset by:

-
An approximate $19 million increase in revenues driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

-
An approximate $15 million increase in revenues from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

Margins

The regulated electric utility segment margins increased $39.7 million year over year, driven by:

•
An approximate $20 million year-over-year increase in margins from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million year-over-year increase in margins from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

•
An approximate $11 million year-over-year increase in WPS's regulated electric utility margins due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during 2009, compared with fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008.

•
The increase in margins was partially offset by an approximate $4 million year-over-year decrease in margin, after the impact of the WPS decoupling mechanism, caused by a 4.3% year-over-year decrease in sales volumes to residential and commercial and industrial customers.  The $14.0 million impact of decoupling partially offset the approximate $18 million decrease in margins due to lower sales volumes, which was attributed to the general economic slowdown and cooler year-over-year weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $6.1 million year over year, driven by the $39.7 million increase in margins, partially offset by a $33.6 million increase in operating expenses.

The year-over-year increase in operating expenses was driven by:

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

•
An $8.1 million increase in employee benefit costs, primarily related to an increase in pension expense driven partially by negative pension investment returns in 2008, as well as higher health care expenses in 2009.

•	A $5.6 million increase in depreciation and amortization expense at WPS, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

Other Expense

Other expense at the regulated electric utility segment increased $6.1 million year over year, driven by:

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

Electric Transmission Investment Segment Operations

2010 Compared with 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $2.3 million during 2010, compared with 2009, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by returns earned by ATC on increased investment in transmission equipment and facilities for improved reliability.

2009 Compared with 2008

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $9.2 million during 2009 compared with 2008, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by returns earned by ATC on increased investment in transmission equipment and facilities for improved reliability.

Integrys Energy Services Nonregulated Segment Operations

	Year Ended December 31
(Millions, except natural gas sales volumes)	2010		2009 (3)	2008	Change in 2010 Over 2009	Change in 2009 Over 2008

Revenues	$1,823.7		$3,994.0	$9,735.2	(54.3)%	(59.0)%
Cost of fuel, natural gas, and purchased power	1,614.3		3,696.1	9,649.5	(56.3)%	(61.7)%
Margins	209.4		297.9	85.7	(29.7)%	247.6%
Margin Detail
Realized retail electric margins	85.4	(1)	82.0	62.3	4.1%	31.6%
Realized wholesale electric margins	(8.2	) (2)	40.3	30.9	N/A	30.4%
Realized energy asset margins	34.5		37.9	28.5	(9.0)%	33.0%
Fair value adjustments	36.0		29.9	(137.4)	20.4%	N/A
Electric and other margins	147.7		190.1	(15.7)	(22.3)%	N/A
Realized retail natural gas margins	50.0		68.7	51.5	(27.2)%	33.4%
Realized wholesale natural gas margins	(3.3)		40.8	64.1	N/A	(36.3)%
Lower-of-cost-or-market inventory adjustments	6.8		155.4	(167.3)	(95.6)%	N/A
Fair value adjustments	8.2		(157.1)	153.1	N/A	N/A
Natural gas margins	61.7		107.8	101.4	(42.8)%	6.3%

Operating and maintenance expense	117.6		188.6	181.2	(37.6)%	4.1%
Impairment losses on property, plant, and equipment	43.2		0.7	0.5	6,071.4%	40.0%
Restructuring expense	8.3		27.2	-	(69.5)%	N/A
Net loss on Integrys Energy Services' dispositions related to strategy change	14.1		28.9	-	(51.2)%	N/A
Depreciation and amortization	17.2		19.0	14.5	(9.5)%	31.0%
Taxes other than income taxes	5.0		7.4	7.8	(32.4)%	(5.1)%
Operating income (expense)	4.0		26.1	(118.3)	(84.7)%	N/A

Miscellaneous income	9.1		6.0	8.7	51.7%	(31.0)%
Interest expense	(6.7)		(13.1)	(12.1)	(48.9)%	8.3%
Other income (expense)	2.4		(7.1)	(3.4)	N/A	108.8%

Income (loss) before taxes	$6.4		$19.0	$(121.7)	(66.3)%	N/A

Physically settled volumes
Retail electric sales volumes in kwh	12,647.9		15,045.3	16,561.3	(15.9)%	(9.2)%
Wholesale electric sales volumes in kwh	1,319.9		3,965.2	4,634.1	(66.7)%	(14.4)%
Retail natural gas sales volumes in bcf	133.3		236.7	336.0	(43.7)%	(29.6)%
Wholesale natural gas sales volumes in bcf	27.5		402.5	594.9	(93.2)%	(32.3)%
kwh – kilowatt-hours
bcf – billion cubic feet

(1)	This amount includes negative margin of $1.4 million related to the settlement of retail supply contracts in connection with Integrys Energy Services' strategy change.

(2)	This amount includes negative margin of $9.3 million related to the settlement of wholesale supply contracts in connection with Integrys Energy Services' strategy change.

(3)	Certain amounts have been retrospectively adjusted due to a change in accounting policy in the fourth quarter of 2010. See Note 1(d), "Change in Accounting Policy," for more information.

2010 Compared with 2009

Revenues

Revenues decreased $2,170.3 million during 2010, compared with 2009, as a result of Integrys Energy Group's decision to reduce the scale, scope, and risk attributes of Integrys Energy Services by focusing on selected retail electric and natural gas markets in the United States and investments in energy assets with renewable attributes.  See Note 4, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services' strategy change.  Also contributing to the decrease in revenues were lower energy prices, as the average market price of natural gas and electricity decreased approximately 7% and 4% respectively, year over year.

Margins

Integrys Energy Services' margins decreased $88.5 million during 2010, compared with 2009.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins increased $3.4 million during 2010, compared with 2009, driven by:

●
A $9.2 million increase in margins in the Illinois market, primarily driven by a change in pricing methodology and customer mix that was implemented as part of Integrys Energy Services' strategy change.

●	A $5.5 million increase in margins in the Michigan market. This increase was driven by higher sales volumes due to increased marketing efforts.

●
The above increases in realized retail electric margins were partially offset by a $9.0 million decrease in margins related to the sale of the Texas retail electric business in June 2010, driven by reduced sales volumes and a $1.4 million decrease related to the settlement of supply contracts.  See Note 4, "Dispositions," for a discussion of this sale.

Realized wholesale electric margins

Realized wholesale electric margins decreased $48.5 million year over year, including negative margins of $9.3 million in 2010 related to the settlement of wholesale supply contracts in connection with Integrys Energy Services' strategy change.  Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business, which was completed in February 2010.  See Note 4, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Fair value adjustments

Integrys Energy Services' electric margins from fair value adjustments increased $6.1 million year over year.  Fair value adjustments required under derivative accounting rules primarily relate to derivative electric supply contracts used to economically hedge risks associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $18.7 million during 2010, compared with 2009, driven by:

●
A $7.6 million decrease driven by reduced sales volumes due to the sale of Integrys Energy Services' Canadian retail natural gas portfolio in September 2009.  See Note 4, "Dispositions," for a discussion of this sale.

●
A $7.5 million decrease in margins in the Illinois market, primarily due to the negative year-over-year impact of the withdrawal of a significant amount of natural gas from storage in the first half of 2009, resulting in higher realized margins during that period.  Also contributing to the decrease were lower sales volumes resulting from Integrys Energy Services' strategy change.

Realized wholesale natural gas margins

Realized wholesale natural gas margins decreased $44.1 million year over year due to Integrys Energy Services completing the sale of substantially all of its wholesale natural gas business in December 2009.  Additional components of the wholesale natural gas business were sold in March 2010 and May 2010.  The remaining realized wholesale natural gas activity at Integrys Energy Services is related to residual contracts that will settle in the first half of 2011.  The risks associated with these residual contracts are economically hedged.  See Note 4, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services' physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The $148.6 million year over year decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower volume of inventory withdrawn from storage in 2010 for which write-downs had previously been recorded.

Fair value adjustments

Integrys Energy Services' natural gas margins from fair value adjustments increased $165.3 million year over year.  Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.

Operating Income

Integrys Energy Services' operating income decreased $22.1 million year over year, driven by the $88.5 million decrease in margins discussed above, and a $43.2 million noncash impairment loss related to three natural gas-fired generation plants in the third quarter of 2010.  These decreases were partially offset by a $71.0 million decrease in operating and maintenance expense, an $18.9 million decrease in restructuring expense, and a $14.8 million decrease in the net loss on Integrys Energy Services' dispositions related to its strategy change (which primarily resulted from mark-to-market timing differences that have historically caused earnings volatility at Integrys Energy Services).

The decrease in operating and maintenance expense was driven by:

●	A $46.0 million year-over-year decrease in employee payroll and benefit related expenses, primarily due to the reduction in workforce associated with Integrys Energy Services' strategy change.

●
A $10.5 million year-over-year decrease in bad debt expense driven by the partial recovery in 2010 of receivables fully reserved in prior years, and a decrease in reserves resulting from reduced business activity.

●
The $9.0 million positive year-over-year impact of a fee incurred in the second quarter of 2009 related to an agreement with a counterparty that enabled Integrys Energy Services to reduce collateral support requirements.

●
An $8.0 million year-over-year decrease in broker commissions, contractor expenses, and various other fees, resulting from reduced business activity associated with Integrys Energy Services' strategy change.

●	The above decreases in operating and maintenance expense were partially offset by $8.1 million of intercompany fees related to a credit agreement established in 2010 with the holding company.

Other Income (Expense)

Integrys Energy Services' other income increased $9.5 million year over year, driven by a $4.3 million gain reclassified from accumulated other comprehensive income in 2010 related to foreign currency translation adjustments recorded in prior periods, as well as a $6.4 million decrease in interest expense driven by reduced business size, as a result of Integrys Energy Services' strategy change.

2009 Compared with 2008

Revenues

•	Revenues decreased $5,741.2 million in 2009, compared with 2008, primarily due to:

	-	Lower energy prices, as the average market price of natural gas and electricity decreased approximately 45% and 40% year over year, respectively.

-
Lower sales volumes, as wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and Integrys Energy Services' strategy change and ultimate decision to exit its wholesale natural gas and electric businesses.

Margins

Integrys Energy Services' margins increased $212.2 million in 2009, compared with 2008.  The significant items contributing to the change in margin were as follows:

Electric and Other Margins

Realized retail electric margins

The realized retail electric margin increased $19.7 million year over year, driven by:

●
A $14.1 million increase in the more mature markets, such as Illinois and New York, as Integrys Energy Services realized the benefits of including higher capital costs in its pricing in the first half of the year.

●
A $6.5 million increase from operations in the Texas market.  This increase was a result of the positive year-over-year impact of lower ancillary service costs compared to the prior year and the effects of Hurricane Ike in the third quarter of 2008.  Hurricane Ike disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or buy only a fraction of their normal energy usage during that period.

Realized wholesale electric margins

Realized wholesale electric margins increased $9.4 million year over year.  In general, realized margins are impacted by transaction activity in prior periods, as Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24-month period from the time the contract was actually entered into.  In 2009, realized margins benefited from the settlement of contracts that were entered into prior to the implementation of Integrys Energy Services' strategy change.

Wholesale transactions and structured origination activity were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continued to be scaled back with Integrys Energy Services' strategy change and ultimate decision to exit its wholesale electric business.

Fair value adjustments

Integrys Energy Services' electric margins from fair value adjustments increased $167.3 million year over year.  Fair value adjustments required under derivative accounting rules primarily relate to derivative electric supply contracts used to economically hedge risks associated with electric sales contracts.  The fair value adjustments recorded in 2009 include margin reductions of $2.0 million related to the settlement of derivative contracts entered into with the purchaser of the Canadian electric power portfolio, as discussed in Note 4, "Dispositions."

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins increased $17.2 million, due to Integrys Energy Services' withdrawal of a significant amount of natural gas during 2009 in order to improve its liquidity position, recognizing realized gains on these natural gas storage withdrawals.  Also, per-unit retail natural gas margins were higher year over year as more recently contracted sales commitments reflect increased business risk and financing costs in the pricing.  Offsetting the increase was a decrease in Integrys Energy Services' natural gas sales volumes year over year.  Integrys Energy Services significantly reduced the number of natural gas storage transactions entered into as Integrys Energy Group implemented its strategy change for its nonregulated energy services business segment.

Realized wholesale natural gas margins

Realized wholesale natural gas margins decreased $23.3 million year over year.  Wholesale natural gas transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and Integrys Energy Services' strategy change and ultimate decision to exit its wholesale natural gas business.  The reduced activity had a negative impact on realized margins in 2009.

Lower-of-cost-or-market inventory adjustments

The combination of lower-of-cost-or-market inventory write-downs and withdrawals of natural gas from storage for which write-downs had previously been recorded resulted in a $322.7 million year-over-year increase in natural gas margins.  The average market price of natural gas decreased approximately 5% during 2009 and decreased approximately 22% during 2008, driving a positive year-over-year change in natural gas margins of $129.2 million related to lower-of-cost-or-market inventory write-downs.  The natural gas withdrawn from storage and sold to customers in 2009 had a $193.5 million lower cost basis as a result of lower-of-cost-or-market inventory write-downs recorded in prior periods.

Fair value adjustments

Integrys Energy Services' natural gas margins from fair value adjustments decreased $310.2 million year over year.  Fair value adjustments required under derivative accounting rules primarily relate to financial instruments used to economically hedge risks associated with natural gas storage and transportation activity.  The fair value adjustments recorded in 2009 include a net increase in margin of $14.4 million related to the settlement of derivative contracts entered into with the purchasers of the wholesale natural gas marketing business and the Canadian natural gas portfolio, as discussed in Note 4, "Dispositions."

Operating Income (Loss)

Integrys Energy Services' operating income increased $144.4 million year over year.  This increase resulted from the $212.2 million increase in margin discussed above, partially offset by losses of $28.9 million related to dispositions completed in connection with the strategy change; $27.2 million of restructuring expenses, which included employee-related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal fees; a $7.4 million increase in operating and maintenance expense; and a $4.5 million increase in depreciation and amortization expense primarily related to renewable energy asset additions.

The increase in operating and maintenance expense was driven by a one-time $9.0 million novation fee related to an agreement with a counterparty that enabled Integrys Energy Services to reduce collateral support requirements.

See Note 3, "Restructuring Expense," for a discussion of restructuring charges.

Holding Company and Other Segment Operations

				Change in	Change in
	Year Ended December 31			2010 Over	2009 Over
(Millions)	2010	2009	2008	2009	2008

Operating income (loss)	$8.3	$(1.9)	$(0.7)	N/A	171.4%
Other expense	(45.9)	(58.1)	(53.2)	(21.0)%	9.2%

Net loss before taxes	$(37.6)	$(60.0)	$(53.9)	(37.3)%	11.3%

2010 Compared with 2009

Operating Income (Loss)

Operating income at the holding company and other segment increased $10.2 million, driven by $8.1 million of intercompany fees charged by the holding company to Integrys Energy Services related to a credit agreement established in 2010.

Other Expense

Other expense at the holding company and other segment decreased $12.2 million, driven by a $14.6 million decrease in external interest expense.

2009 Compared with 2008

Operating Income (Loss)

Operating loss at the holding company and other segment increased $1.2 million during 2009 compared with 2008, driven by restructuring expenses related to Integrys Energy Group's reduction in workforce, and by a decrease in operating income from MERC's nonutility home services business.

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

Provision for Income Taxes

	Year Ended December 31
	2010	2009	*	2008	*
Effective Tax Rate	39.9%	624.6%		34.7%

* Percentages have been retrospectively adjusted due to a change in accounting policy in 2010. See Note 1(d), "Change in Accounting Policy," for more information.

2010 Compared with 2009

The effective tax rate for 2010 decreased compared with 2009 primarily because a significant portion of Integrys Energy Group's $291.1 million noncash pre-tax goodwill impairment loss recorded in 2009 was not deductible for tax purposes.  Also contributing to the change in the year-over-year effective tax rate was the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of this legislation, Integrys Energy Group expensed $10.8 million of noncash deferred income tax benefits during 2010, which were previously recognized as a reduction in the provision for income taxes.  This amount excluded $1.0 million for which UPPCO was authorized recovery from ratepayers.

2009 Compared with 2008

The effective tax rate for 2009 increased compared with 2008 primarily because a significant portion of Integrys Energy Group's $291.1 million noncash pre-tax goodwill impairment loss was not deductible for tax purposes.  Although Integrys Energy Group had $13.4 million of income before taxes for 2009, it recorded an $83.7 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

Discontinued Operations, Net of Tax

2010 Compared with 2009

Income from discontinued operations, net of tax, decreased $2.6 million in 2010 compared with 2009.

During 2009, Integrys Energy Services recognized a $3.9 million ($2.4 million after tax) gain on the sale of its energy management consulting business in discontinued operations.  During 2010, Integrys Energy Services recorded a $0.2 million after-tax gain in discontinued operations when contingent payments were earned related to the sale of this business.

2009 Compared with 2008

Income from discontinued operations, net of tax, decreased $1.9 million in 2009 compared with 2008.

During 2009, Integrys Energy Services completed the sale of its energy management consulting business.  The gain on the sale of this business recorded in discontinued operations was $3.9 million ($2.4 million after tax).

During 2008, Integrys Energy Services recognized a $6.3 million ($3.8 million after tax) gain on the sale of its subsidiary, Mid-American Power, LLC, in discontinued operations when a contingent payment was earned.

For more information on the discontinued operations discussed above, see Note 4, "Dispositions," and Note 25, "Segments of Business."

BALANCE SHEET

Cash and cash equivalents increased $134.5 million, from $44.5 million at December 31, 2009, to $179.0 million at December 31, 2010.  For a detailed explanation of the change in the cash and cash equivalents balance, see "Liquidity and Capital Resources."

Collateral on deposit decreased $151.6 million (82.0%), from $184.9 million at December 31, 2009, to $33.3 million at December 31, 2010.  Collateral on deposit at Integrys Energy Services decreased $155.9 million, driven by reduced business size as a result of its strategy change.

At December 31, 2010, compared to December 31, 2009, total assets from risk management activities decreased $1,991.2 million (85.9%) and total liabilities from risk management activities decreased $2,000.9 million (83.7%).  At Integrys Energy Services, total assets from risk management activities decreased $1,988.0 million and total liabilities from risk management activities decreased $2,000.0 million, driven by reduced business size as a result of its strategy change.

Detailed explanations for changes in the short-term and long-term debt balances year over year are included in Note 11, "Short-Term Debt and Lines of Credit," and Note 12, "Long-Term Debt."

Detailed explanations for changes in the deferred income taxes balances year over year are included in Note 14, "Income Taxes."

Asset retirement obligations increased $126.1 million (64.7%) from $194.8 million at December 31, 2009, to $320.9 million at December 31, 2010.  Asset retirement obligations increased $123.7 million at PGL due to revisions made to estimated cash flows related to asset retirement obligations for natural gas distribution pipes.  See Note 13, "Asset Retirement Obligations," for more information.

LIQUIDITY AND CAPITAL RESOURCES

Integrys Energy Group believes that its cash balances, liquid assets, operating cash flows, access to equity and debt capital markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  Integrys Energy Group's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies, as well as the market rates for interest.  Integrys Energy Group's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.

Operating Cash Flows

2010 Compared with 2009

Net cash provided by operating activities was $725.2 million during 2010, compared with $1,606.3 million during 2009.  The $881.1 million year-over-year decrease in net cash provided by operating activities was mainly driven by:

•	A $746.5 million net decrease in cash provided by working capital, driven by:

-
A $767.2 million year-over-year decrease in cash generated from customer collections, primarily due to the Integrys Energy Services strategy change, as well as lower year-over-year natural gas prices, which impacted both the regulated natural gas segment and Integrys Energy Services.

-
A $393.0 million year-over-year decrease in cash generated from reduced inventory levels, mainly the result of the withdrawal of a significant amount of natural gas from storage at Integrys Energy Services during 2009 in order to improve its liquidity position.

-
Partially offsetting these changes was a $578.9 million year-over-year decrease in cash used to pay accounts payable balances, driven by smaller accounts payable balances at Integrys Energy Services as a result of the strategy change, as well as lower year-over-year natural gas prices.

-
Also offsetting these changes was a year-over-year increase in cash flows of $118.1 million due to a decrease in cash collateral provided to counterparties, due primarily to the change in Integrys Energy Services' business related to its strategy change.

•
A $175.8 million year-over-year increase in deferred income taxes and investment tax credits, primarily driven by a change in tax accounting related to capitalization of overhead costs and legislation providing for bonus depreciation during 2010.

•	A $148.5 million year-over-year increase in contributions to pension and other postretirement benefit plans.

2009 Compared with 2008

Net cash provided by operating activities was $1,606.3 million during 2009, compared with net cash used for operating activities of $250.0 million during 2008.  The $1,856.3 million year-over-year increase in net cash provided by operating activities was mainly driven by a $1,734.8 million decrease in working capital requirements, partially due to a $444.1 million decrease in inventories during 2009, compared with a $312.0 million increase in inventories during 2008.  This change was primarily a result of an increase in natural gas withdrawn from storage in 2009 due to the previously announced strategy change at Integrys Energy Services, as well as lower year-over-year natural gas prices.  Also contributing to the decrease in working capital requirements was an $864.8 million decrease in accounts receivables and accrued unbilled revenues during 2009, compared with a $207.7 million increase in accounts receivables and accrued unbilled revenues during 2008, primarily the result of lower natural gas prices and the Integrys Energy Services strategy change.  Additionally, during 2009, Integrys Energy Group had a $45.5 million net return of margin from various exchanges, compared with the net payment of $239.2 million of margin posted to various exchanges during 2008, primarily due to the strategy change.  Partially offsetting these changes was a $604.7 million decrease in accounts payable during 2009, compared with a $53.2 million decrease in accounts payable during 2008, primarily the result of lower natural gas prices.

Investing Cash Flows

2010 Compared with 2009

Net cash used for investing activities was $199.7 million during 2010, compared with $440.7 million during 2009.  The $241.0 million year-over-year decrease in net cash used for investing activities was primarily driven by a $185.4 million year-over-year decrease in cash used to fund capital expenditures (discussed below), as well as a $27.2 million year-over-year decrease in capital contributions to equity method investments during 2010, mainly related to ATC capital contributions.  Also contributing to the year-over-year decrease in net cash used for investing activities was a year-over-year increase in proceeds received from the sale or disposal of assets, primarily related to Integrys Energy Services' strategy change.  For more information on these dispositions, see Note 4, "Dispositions."

2009 Compared with 2008

Net cash used for investing activities was $440.7 million during 2009, compared with $452.2 million during 2008.  The $11.5 million year-over-year decrease in net cash used for investing activities was primarily driven by the $88.6 million decrease in cash used to fund capital expenditures (discussed below) and the payment of $17.4 million in 2008 related to WPS's funding of the construction of the transmission facilities required to support Weston 4, partially offset by the 2008 reimbursement of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31 were as follows:

Reportable Segment (millions)	2010	2009	2008
Electric utility	$87.2	$250.4	$207.4
Natural gas utility	133.6	136.9	237.3
Integrys Energy Services	15.2	22.4	68.1
Holding company and other	22.8	34.5	20.0
Integrys Energy Group consolidated	$258.8	$444.2	$532.8

The decrease in capital expenditures at the electric utility segment in 2010 compared with 2009 was primarily due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.  The decrease in capital expenditures at the holding company and other segment was mainly due to lower expenditures in 2010 related to software projects.

The increase in capital expenditures at the electric utility segment in 2009 compared with 2008 was primarily due to the Crane Creek Wind Farm project, partially offset by the year-over-year decrease in capital expenditures associated with Weston 4.  The decrease in capital expenditures at the natural gas utility segment in 2009 compared with 2008 was primarily due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.  The decrease in capital expenditures at Integrys Energy Services in 2009 compared with 2008 was primarily driven by fewer expenditures related to renewable energy projects in 2009 compared with 2008.

Financing Cash Flows

2010 Compared with 2009

Net cash used for financing activities was $391.4 million during 2010, compared with $1,378.4 million during 2009.  The $987.0 million year-over-year decrease in net cash used for financing activities was primarily driven by:

•	A $761.5 million year-over-year decrease in the net repayment of short-term borrowings.

•
A $298.6 million decrease due to net natural gas loan proceeds at Integrys Energy Services of $15.4 million during 2010, compared with the net repayment of $283.2 million of natural gas loans during 2009.

•
Partially offsetting these changes were $157.8 million of payments made during 2010 to buyers of the wholesale natural gas and electric businesses and payments for settlement of out-of-the-money transactions that were executed at the time of sale, compared with $33.9 million of proceeds received upon the sale of substantially all of the wholesale natural gas business during 2009.  The out-of-the-money transactions were replacement supply trades for the retained retail operations and were transacted at the original transfer price between Integrys Energy Services’ wholesale and retail businesses.  Payments made to the buyers to settle the replacement supply contracts were funded with proceeds received from the settlement of the related retail electric and retail natural gas sales contracts.

2009 Compared with 2008

Net cash used for financing activities was $1,378.4 million during 2009, compared with net cash provided by financing activities of $911.3 million during 2008.  The $2,289.7 million year-over-year increase in net cash used for financing activities was primarily driven by $973.6 million of net repayments of short-term debt and notes payable in 2009, compared with $725.4 million of net short-term and notes payable borrowings in 2008.  The repayments in 2009 were made possible by the increase in net cash provided by operating activities.  Also, as a result of the previously announced strategy change at Integrys Energy Services, fewer structured natural gas loan agreements were entered into in 2009, compared with 2008, resulting in a $368.4 million year-over-year decrease in proceeds from the sale of borrowed natural gas.  Additionally, Integrys Energy Services had a $188.0 million year-over-year increase in the purchase of natural gas to repay structured natural gas loan agreements, many of which were entered into in 2008.

Significant Financing Activities

The quarterly common stock dividend per share in 2010 remained the same as in 2009.  In February 2009, Integrys Energy Group increased its quarterly common stock dividend to 68 cents per share.

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan, Dividend Reinvestment Plan, and certain stock-based employee benefit and compensation plans.  From January 1, 2010 to February 10, 2010, and during 2009, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

Integrys Energy Group had no outstanding commercial paper borrowings at December 31, 2010, and $212.1 million at December 31, 2009.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at December 31, 2010, and 2009.  Integrys Energy Group had no borrowings under revolving credit facilities at December 31, 2010, and 2009.  See Note 11, "Short-Term Debt and Lines of Credit," for more information.

For information on the issuance and redemption of long-term debt at Integrys Energy Group and its subsidiaries, see Note 12, "Long-Term Debt."
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

The current credit ratings for Integrys Energy Group, WPS, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group
Issuer credit rating	BBB+	N/A
Senior unsecured debt	BBB	Baa1
Commercial paper	A-2	P-2
Credit facility	N/A	Baa1
Junior subordinated notes	BBB-	Baa2

WPS
Issuer credit rating	A-	A2
First mortgage bonds	N/A	Aa3
Senior secured debt	A	Aa3
Preferred stock	BBB	Baa1
Commercial paper	A-2	P-1
Credit facility	N/A	A2

PGL
Issuer credit rating	BBB+	A3
Senior secured debt	A-	A1
Commercial paper	A-2	P-2

NSG
Issuer credit rating	BBB+	A3
Senior secured debt	A	A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On January 21, 2011, Standard & Poor's revised the outlook for Integrys Energy Group, PGL, and NSG to "positive" from "stable."  According to Standard & Poor's, the revised outlook reflects their view that there is at least a one-in-three probability that Integrys Energy Group will improve its business risk profile over the intermediate term and maintain its improved financial measures despite its increased capital spending.  WPS's outlook remains "stable."

On May 27, 2010, Moody's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Moody's, the revised outlook reflected a reduced business risk profile driven by the recently completed restructuring of Integrys Energy Services into a smaller segment with significantly reduced collateral requirements.  Moody's also raised the following ratings of Integrys Energy Group's subsidiaries:

•	The senior secured debt rating and first mortgage bonds rating of WPS were raised from "A1" to "Aa3."
•	The senior secured debt ratings of PGL and NSG were raised from "A2" to "A1."

According to Moody's, the upgrade follows the August 2009 upgrade of the senior secured ratings of the majority of its investment grade regulated utilities (issuers with negative outlooks were excluded from the August 2009 upgrade).

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of December 31, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2011	2012 to 2013	2014 to 2015	2016 and Thereafter

Long-term debt principal and interest payments (1)	$3,634.9	$595.2	$770.2	$381.4	$1,888.1
Operating lease obligations	56.4	9.8	17.7	7.8	21.1
Commodity purchase obligations (2)	2,828.8	743.5	947.4	430.3	707.6
Purchase orders (3)	233.1	230.3	2.8	-	-
Pension and other postretirement funding obligations (4)	627.3	132.1	214.0	120.0	161.2
Uncertain tax positions (5)	3.3	3.3	-	-	-
Total contractual cash obligations	$7,383.8	$1,714.2	$1,952.1	$939.5	$2,778.0

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2013.

(5)
The obligation for the liability of $27.1 million related to uncertain tax positions that extend beyond 2011 is not reflected in the table as the amount and timing of the payments are uncertain.  See Note 14, "Income Taxes," for more information on uncertain tax positions.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $642.5 million at December 31, 2010, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 15, "Commitments and Contingencies," for more information about environmental liabilities.

Capital Requirements

As of December 31, 2010, capital expenditures by company for the three-year period 2011 through 2013 were anticipated to be as follows:

(Millions)
WPS
Environmental projects	$316.8
Electric and natural gas distribution projects	123.5
Electric and natural gas delivery and customer service projects	32.8
Other projects	123.9

UPPCO
Repairs and safety measures at hydroelectric facilities	10.3
Other projects	36.1

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	32.9

MERC
Natural gas pipe distribution system and other projects	51.3

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects (1)	610.9

NSG
Natural gas pipe distribution system and other projects	48.6

Integrys Energy Services
Solar and other projects (2)	162.0

IBS
Corporate services infrastructure projects	66.6
Total capital expenditures	$1,615.7

(1)
Includes approximately $300 million of incremental expenditures related to the accelerated replacement of cast iron mains at PGL in 2011, 2012, and 2013.  On January 21, 2010, the ICC approved a rider mechanism to allow PGL to recover these incremental costs.  See Note 24, "Regulatory Environment," for more information.

(2)
Includes approximately $90 million of equity capital expected to be contributed through 2012 to INDU Solar Holdings, LLC, which was created in October 2010 through wholly owned subsidiaries of both Integrys Energy Services and Duke Energy Generation Services to build and finance distributed solar projects throughout the United States.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $10 million in 2011, $10 million in 2012, and $5 million in 2013.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends.

Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments.  This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies, to utilize risk management policies to hedge the impact of volatile commodity prices, and to make decisions regarding capital requirements.  Integrys Energy Group plans to meet its capital requirements for the period 2011 through 2013 primarily through internally generated funds (net of forecasted dividend payments) and debt and equity financings.  During 2011, approximately $900 million of Integrys Energy Group's revolving credit facilities will mature.  It is the intent of management to renew a substantial portion of the maturing credit facilities before the end of the second quarter of 2011.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

Under an existing shelf registration statement, Integrys Energy Group may issue debt, equity, certain types of hybrid securities, and other financial instruments.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

At December 31, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 11, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 12, "Long-Term Debt," for more information on Integrys Energy Group's long-term debt and related covenants.

Other Future Considerations

Decoupling

In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG actively support the ICC's decision to approve decoupling.  Included in their February 15, 2011 rate case filing, PGL and NSG requested that decoupling be approved on a permanent basis.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  Decoupling for UPPCO was approved for all customer groups by the MPSC, effective January 1, 2010.  The MPSC granted an order, effective January 1, 2010, approving a decoupling mechanism for MGU as a pilot program which adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers, but does not adjust for weather-related usage.  In Minnesota, MERC proposed a decoupling mechanism in its November 30, 2010 general rate case filing. See Note 24, "Regulatory Environment," for more information.

Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Interim impairment tests are performed between required annual testing dates when impairment indicators are present.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 9, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at December 31, 2010.  See "Critical Accounting Policies, Goodwill Impairment," for more information on the 2010 annual goodwill impairment test.

Integrys Energy Group also performs regular asset impairment tests related to other long-lived assets, including the portfolio of merchant power plants owned and operated by Integrys Energy Services.  See Note 5, "Property, Plant, and Equipment," for more information on Integrys Energy Group's impairment losses recorded during 2010.

Climate Change

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  The EPA plans to propose standards in 2011 and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

The majority of Integrys Energy Group's generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for the majority of its customers' facilities.  The physical risks posed by climate change for these areas are not expected to be significant at this time.  Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

Property Tax Assessment on Natural Gas

Integrys Energy Group's natural gas retailers, including its five natural gas utilities, purchase storage services from pipeline companies on the pipelines' interstate natural gas storage and transmission systems.  Once a shipper, such as the subsidiaries of Integrys Energy Group, delivers natural gas to the pipeline's system, that specific natural gas cannot be physically traced back to the shipper, and the physical location of that specific natural gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working natural gas in facilities located in their states.  Because the pipeline does not have title to the working natural gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  PGL and MERC are currently pursuing protests through litigation in Texas and Kansas, respectively.

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to active and retired employees of Integrys Energy Group and their dependents.  Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees were reflected in 2010.

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, Integrys Energy Group was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $11.8 million, of which $10.8 million flowed through to net income as a component of income tax expense, and $1.0 million was deferred for regulatory recovery at UPPCO.  Integrys Energy Group is seeking recovery in rates for the income impacts of this tax law change related to regulated utility operations in the majority of its jurisdictions.  If recovery in rates becomes probable, income tax expense would be reduced in that period, but at this time Integrys Energy Group is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, broadening of plan eligibility requirements, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  Integrys Energy Group began participation in the Early Retiree Reinsurance Program that became effective on June 1, 2010.  Integrys Energy Group continues to assess the extent to which the provisions of the new law will affect its future health care and related employee benefit plan costs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW.  The current rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  The new rules will apply to WPS’s 2011 fuel costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  Although a few provisions were effective with the passing of the act, the majority of the rules to implement the provisions will be finalized and become effective over the 18 months following the signing of the act.  Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements.  Final rules for these provisions are expected in the second quarter of 2011.  Integrys Energy Group is monitoring developments related to this act and their impacts on its future results of operations, cash flows, and financial position.

Recent Tax Law Changes

In January 2011, the Taxpayer Accountability and Budget Stabilization Act was enacted in Illinois.  This act increases the corporate combined income tax rate from 7.3% to 9.5% retroactively to January 1, 2011.  Rates decrease to 7.75% after 2014 and return to 7.3% after 2024.  Integrys Energy Group and its subsidiaries will have to adjust deferred taxes to reflect the changes in the tax rate, effective in the first quarter of 2011.  Due to the effects of regulation, and the timing of the February 2011 rate filings for PGL and NSG, Integrys Energy Group does not anticipate a material impact on income from this legislation.

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the investment tax credit for certain renewable energy investments.  In September 2010, President Obama signed into law the Small Business Jobs Act of 2010.  This act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that affect Integrys Energy Group.  Integrys Energy Group anticipates that these tax law changes will likely result in $140.0 million to $240.0 million of reduced cash payments for taxes during 2011 and 2012.  These incentives may also have the effect of reducing utility rate base and, thus, future earnings relative to prior expectations.  Integrys Energy Group is evaluating the most appropriate manner to deploy the additional cash, which may include, among other things, making incremental contributions to its various employee benefit plans or funding additional capital investments.

Illinois Manufactured Gas Plant Legislation

Senate Bill (SB) 3388 would require PGL and NSG either to enter into 30-year purchase contracts for manufactured gas produced from an Illinois coal and petroleum coke plant to be built on the south side of Chicago or to elect to file biennial rate proceedings before the ICC in 2011, 2013, and 2015.  The stated mission of this coal to gas project is to use Illinois coal and petroleum coke to mass produce manufactured gas and sell its entire offput to the four largest Illinois natural gas utilities in equal amounts.  Under certain assumptions, the Illinois Power Authority may allocate the offput based on therms sold by these utilities, but no utility would be required to take more than 42% of the total plant offput.  SB 1927 is similar legislation for a manufactured gas project to be located in Jefferson County, Illinois.  It would require PGL and NSG either to enter into 10-year purchase contracts, with the offput of the project allocated among the four largest Illinois natural gas utilities based on therms sold, or agree to biennial rate filings for 2011, 2013, and 2015.  Both bills were passed by the General Assembly and were sent to the Governor for signature in January 2011.  The Governor has 60 days to act.

OFF BALANCE SHEET ARRANGEMENTS

See Note 16, "Guarantees," for information regarding guarantees.

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

Risk Management Activities

Integrys Energy Group has entered into contracts that are accounted for as derivatives.  All derivative contracts are recorded at fair value on the Consolidated Balance Sheets, unless they qualify for the normal purchases and sales exception, which provides that recognition of gains and losses in the consolidated financial statements is not required until the settlement of the contracts.  Changes in fair value, except effective portions of derivative instruments designated as hedges or qualifying for regulatory deferral, generally affect net income (loss) attributed to common shareholders at each financial reporting date until the contracts are ultimately settled.

At December 31, 2010, those derivatives not designated as hedges were primarily commodity contracts used to manage price risk associated with natural gas and electricity purchase and sale activities.  Cash flow hedge accounting treatment may be used when Integrys Energy Group enters into contracts to buy or sell a commodity at a fixed price for future delivery to protect future cash flows corresponding with anticipated physical sales or purchases.  In addition, Integrys Energy Group uses cash flow hedge accounting to protect against changes in interest rates.  Fair value hedge accounting may be used when Integrys Energy Group holds assets, liabilities, or firm commitments and enters into transactions that hedge the risk of changes in commodity prices or interest rates.  To the extent that the hedging instrument is fully effective in offsetting the transaction being hedged, there is no impact on net income (loss) attributed to common shareholders prior to settlement of the hedge.

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, at times, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  Of the total risk management assets on Integrys Energy Group's Consolidated Balance Sheets, $58.8 million (18.0%) were classified as Level 3 measurements.  Of the total risk management liabilities, $38.1 million (9.8%) were classified as Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.

As a component of fair value determinations, Integrys Energy Group considers counterparty credit risk (including its own credit risk) and liquidity risk.  The liquidity component of the fair value determination may be especially subjective when limited liquid market information is available.  Changes in the underlying assumptions for the credit and liquidity risk components of fair value at December 31, 2010, would have had the following effects:

Change in Risk Components	Effect on Fair Value of Net Risk Management Liabilities at December 31, 2010 (Millions)
100% increase	$6.0 decrease
50% decrease	$3.0 increase

These hypothetical changes in fair value would be included in current and long-term assets and liabilities from risk management activities on the Consolidated Balance Sheets and as part of nonregulated revenues on the Consolidated Statements of Income, unless the related contracts are designated as cash flow hedges, in which case potential changes would be included in Other Comprehensive Income – Cash Flow Hedges on the Consolidated Statements of Common Shareholders' Equity to the extent they are considered effective for offsetting future cash flows of the related hedged transactions.

Goodwill Impairment

Integrys Energy Group reviews goodwill for impairment as required by GAAP.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit can be an operating segment, or one level below an operating segment, as defined by the Segment Reporting Topic of the FASB ASC.  At Integrys Energy Group, goodwill has been assigned to each of the five reporting units that comprise the natural gas utility segment and also to the Integrys Energy Services segment.  The carrying value of goodwill by reporting unit and reportable segment for the year ended December 31, 2010 was:

(Millions)	Carrying Value of Goodwill
WPS	$36.4
PGL	401.2
NSG	36.1
MERC	127.7
MGU	34.5
Total Natural Gas Utility Segment	$635.9
Integrys Energy Services	6.6
Balance at December 31, 2010	$642.5

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

2010 Impairment Test
Integrys Energy Group completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of April 1, 2010.  The estimated fair value for the PGL, NSG, MERC, and MGU reporting units was determined by using an equal weighting of the income approach and the market approach methodologies.

The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations.  Key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate, and the discount rate.  The discount rate represents the estimated cost of debt and equity financing weighted by the percentage of debt and equity in a company's target capital structure.  The discount rates used in the income approach for PGL, NSG, MERC, and MGU ranged from 6.75% to 7.0%.  The discount rate used for Integrys Energy Services was 10.2%.  The terminal growth rates used in the income approach ranged from 2% to 3%.

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

No impairment was recorded in 2010 as a result of these tests.  However, the fair value calculated in the first step of the test for MGU approximated the carrying value of this reporting unit.  Therefore, any deterioration of the market-related factors used in the impairment analysis could potentially result in a future impairment loss for all or a portion of the $34.5 million of goodwill recorded at MGU.

The fair value of the WPS natural gas utility reporting unit currently exceeds the carrying amount by a significant amount, such that Integrys Energy Group believes WPS is unlikely to fail step one of the goodwill impairment test in the foreseeable future.

Receivables

The regulated natural gas and electric utilities and Integrys Energy Services accrue estimated amounts of revenues for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class or contracted rates.  At December 31, 2010 and 2009, Integrys Energy Group's unbilled revenues were $339.1 million and $337.0 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 17, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates, and expected health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

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

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2010 Pension Cost
Discount rate	(0.5)	$86.1	$7.5
Discount rate	0.5	(79.1)	(7.1)
Rate of return on plan assets	(0.5)	N/A	5.4
Rate of return on plan assets	0.5	N/A	(5.4)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported net periodic other postretirement benefit cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2010 Postretirement Benefit Cost
Discount rate	(0.5)	$34.0	$2.4
Discount rate	0.5	(30.9)	(2.0)
Health care cost trend rate	(1.0)	(56.6)	(8.1)
Health care cost trend rate	1.0	68.2	9.1
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)
The discount rates are selected based on hypothetical bond portfolios consisting of non-callable (or callable with make-whole provisions), non-collateralized, high-quality corporate bonds with maturities between 0 and 30 years.  The bonds are generally rated "Aa" with a minimum amount outstanding of $50 million.  From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

Integrys Energy Group establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2010, 2009, and 2008.  For 2010, 2009, and 2008, the actual rates of return on pension plan assets, net of fees, were 13.0%, 22.0%, and (25.9)%, respectively.

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

Regulatory Accounting

The electric and natural gas utility segments of Integrys Energy Group follow the guidance under the Regulated Operations Topic of the FASB ASC, and the financial statements reflect the effects of the ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by Integrys Energy Group's regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the electric and natural gas utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery or refund of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of Integrys Energy Group's electric and natural gas utility segment's operations would no longer meet the criteria for application.  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of Integrys Energy Group's regulatory assets and regulatory liabilities at December 31, 2010, would result in a 16.4% decrease in total assets and a 5.7% decrease in total liabilities.  The two largest regulatory assets at December 31, 2010, related to environmental remediation costs and unrecognized pension and other postretirement benefit costs.  A write-off of the regulatory asset related to environmental remediation costs at December 31, 2010, would result in a 6.7% decrease in total assets.  A write-off of the unrecognized pension and other postretirement benefit related regulatory asset at December 31, 2010, would result in a 5.5% decrease in total assets.  See Note 7, "Regulatory Assets and Liabilities," for more information.

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

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals requires that judgments and estimates be made in the accrual process and in the calculation of effective tax rates.  Only income tax benefits that meet the "more likely than not" recognition threshold may be recognized or continue to be recognized.  Changes in the unrecognized tax benefits are estimated based on an evaluation of the degree of uncertainty, the nature of an event that could cause a change, and an estimate of the range of reasonably possible changes.

Significant management judgment is required in determining Integrys Energy Group's provision for income taxes, deferred tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax laws and regulations across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on Integrys Energy Group's financial condition and results of operations.  See Note 1(p), "Summary of Significant Accounting Policies - Income Taxes," and Note 14, "Income Taxes," for a discussion of accounting for income taxes.

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

Commodity Price Risk and Regulatory Recovery Risk

Utilities

The electric utilities of Integrys Energy Group purchase coal, natural gas, and fuel oil for use in power generation.  They also buy power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO, and by the wholesale electric operations and Michigan retail electric operations of WPS.  The costs of natural gas used by the natural gas utilities are also generally recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations.  Instead, a "fuel window" mechanism partially mitigates the year-to-year price risk.  See Note 1(f), "Summary of Significant Accounting Policies – Revenue and Customer Receivables," for more information.

To manage commodity price risk, the regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, the electric operations of WPS and UPPCO, and the natural gas operations of WPS, PGL, NSG, and MERC employ risk management techniques, which include the use of derivative instruments such as swaps, futures, and options.

Integrys Energy Services

Integrys Energy Services seeks to reduce market price risk from its generation and energy supply portfolios through the use of various financial and physical instruments.  Additionally, Integrys Energy Services uses volume limits and stop loss limits to limit its exposure to commodity price movements.

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures.  Integrys Energy Services' VaR calculation is utilized to quantify exposure to market risk associated with its open commodity positions (primarily natural gas and power positions).  The VaR calculation excludes the positions created by owning energy assets and associated coal, sulfur dioxide emission allowances, renewable energy credits, and other ancillary fuels.  Additionally, financial transmission rights, certain electric ancillary services, and certain portions of long-dated natural gas storage and transportation contracts are also excluded from the VaR calculation.  The capped downside nature of the risks and duration of these positions would result in a VaR that would not be representative of the actual exposure.  Therefore, Integrys Energy Services evaluates the exposures for these types of contracts by assessing the maximum potential loss of the positions, which is either the cost of the physical asset or the fixed demand charges for the contract.

VaR is a probabilistic approach to quantifying the exposure to market risk.  The VaR amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period.  In addition to VaR, Integrys Energy Services employs other risk measurements including mark-to-market valuations, stress testing, and scenario-based testing.  In conjunction with the VaR analysis, these other risk measurements provide the risk management analysis for Integrys Energy Services' risk exposure.

VaR is not necessarily indicative of actual results that may occur.  VaR has a number of limitations that are important to consider when evaluating the calculation results.  Most importantly, VaR does not represent the maximum potential loss of the portfolio.  Price movements outside of the relevant confidence levels can and do occur and may result in losses exceeding the reported VaR.  Large short-term price moves can be caused by catastrophic weather events or other drivers of short-term supply and demand disruptions.  Also, the holding period may not always be an adequate assessment of the timeframe to close out positions.  Short-term reductions in market liquidity could cause Integrys Energy Services to hold positions open longer than anticipated, resulting in greater than predicted losses.  Additionally, there are other risks not captured by the VaR metric including, but not limited to, the risk of customer and vendor nonperformance and the risks associated with the liquidity in the markets in which Integrys Energy Services transacts.  Customer and vendor nonperformance risk could result in bad debt losses, realized and unrealized losses on commodity contracts, or increased supply costs in the event that contractual obligations of counterparties are not met.  Market liquidity risk refers to the risk that Integrys Energy Services will not be able to efficiently enter or exit commodity positions.

Integrys Energy Services' VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and a 99% confidence level.  The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day or ten days, are normally distributed.  Integrys Energy Services' VaR calculation includes financial and physical commodity instruments, such as forwards, futures, swaps, and options, as well as natural gas inventory, natural gas storage, and transportation contracts, to the extent such positions are significant, but excludes the positions mentioned above.

The VaR for Integrys Energy Services' portfolio at a 95% confidence level and a one-day holding period is presented in the following table:

(Millions)	2010	2009

As of December 31	$0.2	$0.6
Average for 12 months ended December 31	0.3	0.8
High for 12 months ended December 31	0.3	1.1
Low for 12 months ended December 31	0.2	0.6

The VaR for Integrys Energy Services' portfolio at a 99% confidence level and a ten-day holding period is presented in the following table:

(Millions)	2010	2009

As of December 31	$1.1	$2.9
Average for 12 months ended December 31	1.4	3.8
High for 12 months ended December 31	1.5	4.7
Low for 12 months ended December 31	1.1	2.9

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

The year-over-year decrease in VaR was driven primarily by reduced business size, as a result of Integrys Energy Services' strategy change.

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

Due to decreases in short-term borrowings in 2010, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at December 31, 2010, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $1.4 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2009, an increase in interest rates of 100 basis points would have increased annual interest expense by $3.5 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

Integrys Energy Group currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments primarily in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and require contributions into the plans.  Integrys Energy Group monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices.  Most of the employee benefit costs relate to Integrys Energy Group's regulated utilities.  As such, the majority of these costs are recovered in customers' rates, mitigating most of the equity return and principal preservation risk on these exposures.  Also, the likelihood of an increase in the employee benefit obligations, which the investments must fund, has been partially mitigated as a result of certain employee groups no longer being eligible to participate in, or accumulate benefits in, certain pension and other postretirement benefit plans.  Specifically, effective January 1, 2008, the defined benefit pension plans were closed to all Integrys Energy Group non-union new hires.  Effective May 1, 2008, and July 1, 2008, the defined benefit pension plans were closed to new union hires at PGL and NSG, respectively.  Effective April 19, 2009, and December 18, 2009, the defined benefit pension plans were closed to new union hires at UPPCO and WPS, respectively.  Effective January 15, 2010, the defined benefit pension plans were closed to new Local 12295 union hires at MGU.

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

Integrys Energy Group's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2010, Integrys Energy Group's internal control over financial reporting is effective.

Integrys Energy Group, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of Integrys Energy Group's internal control over financial reporting.

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the internal control over financial reporting of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2011

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2010	2009	2008

Utility revenues	$3,368.5	$3,495.8	$4,309.9
Nonregulated revenues	1,834.7	4,004.0	9,737.9
Total revenues	5,203.2	7,499.8	14,047.8

Utility cost of fuel, natural gas, and purchased power	1,685.5	1,919.8	2,744.1
Nonregulated cost of fuel, natural gas, and purchased power	1,619.8	3,701.3	9,654.3
Operating and maintenance expense	1,045.6	1,098.4	1,080.7
Impairment losses on property, plant, and equipment	43.2	0.7	0.5
Net loss on Integrys Energy Services' dispositions related to strategy change	14.1	28.9	-
Restructuring expense	7.9	43.5	-
Goodwill impairment loss	-	291.1	6.5
Depreciation and amortization expense	265.8	230.6	221.4
Taxes other than income taxes	93.2	96.3	93.6
Operating income	428.1	89.2	246.7

Miscellaneous income	91.5	89.0	87.3
Interest expense	(147.9)	(164.8)	(158.1)
Other expense	(56.4)	(75.8)	(70.8)

Income before taxes	371.7	13.4	175.9
Provision for income taxes	148.2	83.7	61.1
Net income (loss) from continuing operations	223.5	(70.3)	114.8

Discontinued operations, net of tax	0.2	2.8	4.7
Net income (loss)	223.7	(67.5)	119.5

Preferred stock dividends of subsidiary	(3.1)	(3.1)	(3.1)
Noncontrolling interest in subsidiaries	0.3	1.0	0.1
Net income (loss) attributed to common shareholders	$220.9	$(69.6)	$116.5

Average shares of common stock
Basic	77.5	76.8	76.7
Diluted	78.0	76.8	77.0

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$2.85	$(0.95)	$1.46
Discontinued operations, net of tax	-	0.04	0.06
Earnings (loss) per common share (basic)	$2.85	$(0.91)	$1.52

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$2.83	$(0.95)	$1.45
Discontinued operations, net of tax	-	0.04	0.06
Earnings (loss) per common share (diluted)	$2.83	$(0.91)	$1.51

The accompanying notes to the consolidated financial statements are an integral part of these statements.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$179.0	$44.5
Collateral on deposit	33.3	184.9
Accounts receivable and accrued unbilled revenues, net of reserves of $41.9 and $57.5, respectively	832.1	958.0
Inventories	247.9	304.3
Assets from risk management activities	236.9	1,522.1
Regulatory assets	117.9	121.1
Deferred income taxes	67.7	92.9
Assets held for sale	-	26.5
Prepaid federal income tax	142.7	93.1
Other current assets	192.9	164.8
Current assets	2,050.4	3,512.2

Property, plant, and equipment, net of accumulated depreciation of $2,900.2 and $2,846.9, respectively	5,013.4	4,941.8
Regulatory assets	1,495.1	1,434.9
Assets from risk management activities	89.4	795.4
Goodwill	642.5	642.5
Other long-term assets	526.0	517.8
Total assets	$9,816.8	$11,844.6

Liabilities and Equity
Short-term debt	$10.0	$222.1
Current portion of long-term debt	476.9	116.5
Accounts payable	453.0	639.4
Liabilities from risk management activities	289.6	1,607.1
Accrued taxes	90.2	81.9
Regulatory liabilities	75.7	100.4
Liabilities held for sale	-	0.3
Other current liabilities	262.4	380.0
Current liabilities	1,657.8	3,147.7

Long-term debt	2,161.6	2,394.7
Deferred income taxes	860.5	652.9
Deferred investment tax credits	45.2	46.0
Regulatory liabilities	316.2	277.6
Environmental remediation liabilities	643.9	658.8
Pension and other postretirement benefit obligations	603.4	640.7
Liabilities from risk management activities	99.7	783.1
Asset retirement obligations	320.9	194.8
Other long-term liabilities	150.6	148.1
Long-term liabilities	5,202.0	5,796.7

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 77,781,685 shares issued;
77,350,079 shares outstanding	77.8	76.4
Additional paid-in capital	2,540.4	2,497.8
Retained earnings	350.8	337.0
Accumulated other comprehensive loss	(44.7)	(44.0)
Shares in deferred compensation trust	(18.5)	(17.2)
Total common shareholders' equity	2,905.8	2,850.0

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	0.1	(0.9)
Total liabilities and equity	$9,816.8	$11,844.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

E. CONSOLIDATED STATEMENTS OF EQUITY

	Integrys Energy Group Common Shareholders' Equity
	Deferred				Accumulated	Total
	Compensation		Additional		Other	Common	Preferred
	Trust and	Common	Paid In	Retained	Comprehensive	Shareholders'	Stock of	Noncontrolling	Total
(Millions)	Treasury Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Subsidiary	Interest	Equity
Balance at December 31, 2007	$(15.0)	$76.4	$2,473.8	$701.9	$(1.3)	$3,235.8	$51.1	$-	$3,286.9
Net income attributed to common shareholders	-	-	-	116.5	-	116.5	-	(0.1)	116.4
Other comprehensive income (loss)
Cash flow hedges (net of tax of $33.7)	-	-	-	-	(52.8)	(52.8)	-	-	(52.8)
Unrecognized pension and other postretirement
costs (net of tax of $8.1)	-	-	-	-	(12.7)	(12.7)	-	-	(12.7)
Available-for-sale securities (net of tax of $0.3)	-	-	-	-	(0.5)	(0.5)	-	-	(0.5)
Foreign currency translation (net of tax of $3.4)	-	-	-	-	(5.5)	(5.5)	-	-	(5.5)
Comprehensive income						45.0			44.9
Cumulative effect of change in accounting principle	-	-	-	4.5	-	4.5	-	-	4.5
Effects of changing pension plan measurement
date pursuant to SFAS No. 158	-	-	-	(3.5)	-	(3.5)	-	-	(3.5)
Purchase of deferred compensation shares	(2.7)	-	-	-	-	(2.7)	-	-	(2.7)
Stock based compensation	0.1	-	12.5	-	-	12.6	-	-	12.6
Dividends on common stock	-	-	-	(203.9)	-	(203.9)	-	-	(203.9)
Net contributions from noncontrolling parties	-	-	-	-	-	-	-	0.1	0.1
Other	1.1	-	1.6	(0.8)	-	1.9	-	-	1.9
Balance at December 31, 2008	$(16.5)	$76.4	$2,487.9	$614.7	$(72.8)	$3,089.7	$51.1	$-	$3,140.8
Net loss attributed to common shareholders	-	-	-	(69.6)	-	(69.6)	-	(1.0)	(70.6)
Other comprehensive income (loss)
Cash flow hedges (net of tax of $17.0)	-	-	-	-	31.5	31.5	-	-	31.5
Unrecognized pension and other postretirement
costs (net of tax of $3.2)	-	-	-	-	(6.7)	(6.7)	-	-	(6.7)
Available-for-sale securities (net of tax of $0.1)	-	-	-	-	(0.1)	(0.1)	-	-	(0.1)
Foreign currency translation (net of tax of $2.6)	-	-	-	-	4.1	4.1	-	-	4.1
Comprehensive loss						(40.8)			(41.8)
Purchase of deferred compensation shares	(3.1)	-	-	-	-	(3.1)	-	-	(3.1)
Stock based compensation	0.1	-	11.3	-	-	11.4	-	-	11.4
Dividends on common stock	-	-	-	(206.9)	-	(206.9)	-	-	(206.9)
Net contributions from noncontrolling parties	-	-	-	-	-	-	-	0.1	0.1
Other	2.3	-	(1.4)	(1.2)	-	(0.3)	-	-	(0.3)
Balance at December 31, 2009	$(17.2)	$76.4	$2,497.8	$337.0	$(44.0)	$2,850.0	$51.1	$(0.9)	$2,900.2
Net income attributed to common shareholders	-	-	-	220.9	-	220.9	-	(0.3)	220.6
Other comprehensive income (loss)
Cash flow hedges (net of tax of $4.7)	-	-	-	-	4.5	4.5	-	-	4.5
Unrecognized pension and other postretirement
costs (net of tax of $2.0)	-	-	-	-	(2.8)	(2.8)	-	-	(2.8)
Foreign currency translation (net of tax of $1.5)	-	-	-	-	(2.4)	(2.4)	-	-	(2.4)
Comprehensive income						220.2			219.9
Issuance of common stock	-	1.3	54.5	-	-	55.8	-	-	55.8
Purchase of deferred compensation shares	(1.2)	-	-	-	-	(1.2)	-	-	(1.2)
Stock based compensation	-	-	4.0	-	-	4.0	-	-	4.0
Dividends on common stock	-	-	-	(208.7)	-	(208.7)	-	-	(208.7)
Other	(0.1)	0.1	(15.9)	1.6	-	(14.3)	-	1.3	(13.0)
Balance at December 31, 2010	$(18.5)	$77.8	$2,540.4	$350.8	$(44.7)	$2,905.8	$51.1	$0.1	$2,957.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2010	2009	2008
Operating Activities
Net income (loss)	$223.7	$(67.5)	$119.5
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Discontinued operations, net of tax	(0.2)	(2.8)	(4.7)
Goodwill impairment loss	-	291.1	6.5
Impairment losses on property, plant, and equipment	43.2	0.7	0.5
Depreciation and amortization expense	265.8	230.6	221.4
Recoveries and refunds of regulatory assets and liabilities	28.7	40.8	50.7
Net unrealized (gains) losses on nonregulated energy contracts	(55.8)	104.2	(15.8)
Nonregulated lower of cost or market inventory adjustments	0.9	44.2	167.3
Bad debt expense	48.0	54.6	76.8
Pension and other postretirement expense	67.6	72.4	50.7
Pension and other postretirement contributions	(201.8)	(53.3)	(40.8)
Deferred income taxes and investment tax credits	234.1	58.3	72.3
Loss (gain) on sale of assets	11.4	24.1	(1.7)
Equity income, net of dividends	(14.5)	(16.1)	(15.1)
Other	33.3	37.7	9.9
Changes in working capital
Collateral on deposit	163.6	45.5	(239.2)
Accounts receivable and accrued unbilled revenues	97.6	864.8	(207.7)
Inventories	51.1	444.1	(312.0)
Other current assets	(85.5)	39.6	(124.6)
Accounts payable	(25.8)	(604.7)	(53.2)
Other current liabilities	(160.2)	(2.0)	(10.8)
Net cash provided by (used for) operating activities	725.2	1,606.3	(250.0)

Investing Activities
Capital expenditures	(258.8)	(444.2)	(532.8)
Proceeds from the sale or disposal of assets	66.0	44.6	31.1
Capital contributions to equity method investments	(6.9)	(34.1)	(37.8)
Cash paid for transmission interconnection	-	-	(17.4)
Proceeds received from transmission interconnection	-	-	99.7
Other	-	(7.0)	5.0
Net cash used for investing activities	(199.7)	(440.7)	(452.2)

Financing Activities
Short-term debt, net	(212.1)	(815.7)	569.7
Issuance of notes payable	-	-	155.7
Redemption of notes payable	-	(157.9)	-
Proceeds from sale of borrowed natural gas	21.9	162.0	530.4
Purchase of natural gas to repay natural gas loans	(6.5)	(445.2)	(257.2)
Issuance of long-term debt	250.0	230.0	181.5
Repayment of long-term debt	(117.2)	(157.8)	(58.1)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(186.1)	(206.9)	(203.9)
Issuance of common stock	33.2	-	-
Proceeds from derivative contracts related to divestitures classified as financing activities	-	33.9	-
Payments made on derivative contracts related to divestitures classified as financing activities	(157.8)	-	-
Other	(13.7)	(17.7)	(3.7)
Net cash (used for) provided by financing activities	(391.4)	(1,378.4)	911.3

Change in cash and cash equivalents - continuing operations	134.1	(212.8)	209.1
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	0.4	3.2	3.8
Net change in cash and cash equivalents	134.5	(209.6)	212.9
Cash and cash equivalents at beginning of year	44.5	254.1	41.2
Cash and cash equivalents at end of year	$179.0	$44.5	$254.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--Integrys Energy Group is a holding company whose primary wholly owned subsidiaries at December 31, 2010, included WPS, UPPCO, MGU, MERC, PGL, NSG, IBS, and Integrys Energy Services.  Of these subsidiaries, six are regulated electric and/or natural gas utilities, one, IBS, is a centralized service company, and one, Integrys Energy Services, is a nonregulated retail energy supply and services company.  In addition, Integrys Energy Group has an approximate 34% interest in ATC.

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.  The term "nonregulated" refers to activities at Integrys Energy Services, the Integrys Energy Group holding company, and the PEC holding company.

(b)           Consolidated Basis of Presentation--The consolidated financial statements include the accounts of Integrys Energy Group and all majority owned subsidiaries, after eliminating intercompany transactions and balances.  The cost method of accounting is used for investments when Integrys Energy Group does not have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by Integrys Energy Group, but over which it has significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  For additional information on equity method investments, see Note 8, "Investments in Affiliates, at Equity Method."  These consolidated financial statements also reflect Integrys Energy Group's proportionate interests in certain jointly owned utility facilities.

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

(d)           Change in Accounting Policy--During the fourth quarter of 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  Under the flow-through method used prior to this change in accounting, Integrys Energy Group reduced the provision for income taxes by the amount of the ITC in the year in which the credit was received.  Under the deferral method, Integrys Energy Group records the ITCs as a deferred credit and amortizes such credit as a reduction to the provision for income taxes over the life of the asset that generated the ITC.

Consistent with its nonregulated operations, Integrys Energy Group's regulated natural gas and electric utilities historically used the flow-through method of accounting for ITCs.  However, after also applying the Regulated Operations Topic of the FASB ASC, accounting for ITCs for regulated operations effectively resulted in the deferral of such credits because the benefit reduces customer rates and the provision for income taxes over the life of the asset that generated the ITC.  As a result, the change in accounting method in 2010 only impacted financial statement line items for the nonregulated energy services operations.

Although both the flow-through and deferral methods are acceptable for recording ITCs, the guidance in the Income Tax Topic of the FASB ASC states that the deferral method is the preferred method.  Integrys Energy Group also believes the deferral method is preferable in these circumstances because it results in better matching of the benefit of the ITC with the cost of the investment over its useful life, reflecting more meaningful information about a project's return.

The change in accounting policy to adopt the deferral method for ITCs was completed in accordance with the Accounting Changes and Error Corrections Topic of the FASB ASC.  Accordingly, the change in accounting policy has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented.  The change in accounting policy had no impact on Integrys Energy Group's consolidated financial statements prior to 2008 and, therefore, there was no cumulative effect on retained earnings as of January 1, 2008, because no ITCs were received related to the nonregulated operations prior to 2008.

The following table reflects the impacts of the change in accounting policy on Integrys Energy Group's consolidated financial statements:

	As of and for the Year Ended December 31, 2010
(Millions, except per share data)	As Computed Under Flow-Through Method	Effect of Change	As Computed Under Deferral Method

Consolidated Balance Sheets
Property, plant, and equipment	$5,016.4	$(3.0)	$5,013.4
Other current liabilities	262.3	0.1	262.4
Long-term deferred income taxes	865.3	(4.8)	860.5
Long-term deferred investment tax credits	36.4	8.8	45.2
Other long-term liabilities	150.0	0.6	150.6
Retained earnings	358.5	(7.7)	350.8

Consolidated Statements of Income
Operating and maintenance expense	$1,045.7	$(0.1)	$1,045.6
Depreciation and amortization expense	266.1	(0.3)	265.8
Provision for income taxes	148.7	(0.5)	148.2
Net income (loss) from continuing operations	222.6	0.9	223.5
Net income (loss)	222.8	0.9	223.7
Net income (loss) attributed to common shareholders	220.0	0.9	220.9

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$2.84	$0.01	$2.85
Earnings (loss) per common share (basic)	2.84	0.01	2.85

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$2.82	$0.01	$2.83
Earnings (loss) per common share (diluted)	2.82	0.01	2.83

	As of and for the Year Ended December 31, 2009
(Millions, except per share data)	As Originally Reported	Adjustments	Retrospectively Adjusted

Consolidated Balance Sheets
Property, plant, and equipment	$4,945.1	$(3.3)	$4,941.8
Other current liabilities	379.9 (1)	0.1	380.0
Long-term deferred income taxes	658.2	(5.3)	652.9
Long-term deferred investment tax credits	36.2	9.8	46.0
Other long-term liabilities	147.4	0.7	148.1
Retained earnings	345.6	(8.6)	337.0

Consolidated Statements of Income
Operating and maintenance expense	$1,099.9 (2)	$(1.5)	$1,098.4
Depreciation and amortization expense	230.9	(0.3)	230.6
Provision for income taxes	83.2	0.5	83.7
Net income (loss) from continuing operations	(71.6)	1.3	(70.3)
Net income (loss)	(68.8)	1.3	(67.5)
Net income (loss) attributed to common shareholders	(70.9)	1.3	(69.6)

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$(0.96)	$0.01	$(0.95)
Earnings (loss) per common share (basic)	(0.92)	0.01	(0.91)

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$(0.96)	$0.01	$(0.95)
Earnings (loss) per common share (diluted)	(0.92)	0.01	(0.91)

	As of and for the Year Ended December 31, 2008
(Millions, except per share data)	As Originally Reported	Adjustments	Retrospectively Adjusted

Consolidated Statements of Income
Provision for income taxes	$51.2	$9.9	$61.1
Net income (loss) from continuing operations	124.7	(9.9)	114.8
Net income (loss)	129.4	(9.9)	119.5
Net income (loss) attributed to common shareholders	126.4	(9.9)	116.5

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$1.59	$(0.13)	$1.46
Earnings (loss) per common share (basic)	1.65	(0.13)	1.52

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$1.58	$(0.13)	$1.45
Earnings (loss) per common share (diluted)	1.64	(0.13)	1.51

(1)
On the Consolidated Balance Sheet for the December 31, 2009 Annual Report on Form 10-K, accrued taxes of $81.9 million were included in the other current liabilities line item, which was originally reported as $461.8 million.  Accrued taxes have been separately presented on the Consolidated Balance Sheet for the December 31, 2010 Annual Report on Form 10-K.

(2)
On the Consolidated Statement of Income for the December 31, 2009 Annual Report on Form 10-K, impairment losses on property, plant, and equipment of $0.7 million were included in the operating and maintenance expense line item, which was originally reported as $1,100.6 million.  Impairment losses on property, plant, and equipment have been separately presented on the Consolidated Statement of Income for the December 31, 2010 Annual Report on Form 10-K.

In the 2009 table above, the adjustments to "Other long-term liabilities" and "Operating and maintenance expense" relate to a solar project that generated an ITC in 2008, but was sold and leased back in 2009.

Prior to the change in accounting, Integrys Energy Group recognized a loss on the sale in 2009 in operating and maintenance expense.  If the deferral method had been applied since 2008, the carrying amount of the project would have been reduced by the amount of the ITC received in 2008, and the sale would have instead resulted in a gain in 2009.  According to the sale-leaseback guidance in the Leases Topic of the FASB ASC, this gain would have been deferred in 2009 in other long-term liabilities and recognized as a reduction of operating and maintenance expense over the lease term.

The change in accounting policy to adopt the deferral method for ITCs also impacted previously reported amounts within the Consolidated Statements of Equity and Consolidated Statements of Cash Flows.  Net income (loss) attributed to common shareholders was adjusted in the Consolidated Statements of Equity to reflect the retrospectively adjusted amounts included in the table above.  Although there was no overall impact on net cash provided by (used for) operating activities within the Consolidated Statements of Cash Flows, certain line items classified within this category were adjusted to reflect the retrospectively adjusted amounts included in the table above.  These line items were: depreciation and amortization expense, deferred income taxes and investment tax credits, gain (loss) on sale of assets, and other.

(e)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Consolidated Statements of Cash Flows:

(Millions)	2010	2009	2008
Cash paid for interest	$138.7	$164.8	$156.8
Cash (received) paid for income taxes	(2.2)	19.1	100.9

Significant noncash transactions were:

(Millions)	2010	2009	2008
Construction costs funded through accounts payable	$18.3	$30.4	$34.2
Equity issued for reinvested dividends	22.6	-	-
Equity issued for stock-based compensation plans	3.0	-	-
Intangible assets (customer contracts) received in exchange for risk management assets	-	17.0	-

(f)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2010, and 2009, Integrys Energy Group's unbilled revenues were $339.1 million and $337.0 million, respectively.  At December 31, 2010, there were no customers or industries that accounted for more than 10% of Integrys Energy Group's revenues.

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

WPS's Wisconsin retail electric operations do not have a one-for-one mechanism to recover fuel and purchased power costs.  Instead, a "fuel window" mechanism is used to recover these costs.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.

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

PGL credits proceeds from its interstate services provided by its natural gas hub against natural gas costs, resulting in a reduction to utility customers' natural gas charges.

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

(g)           Inventories--Inventories consist of natural gas in storage, liquid propane, and fossil fuels, including coal.  Average cost is used to value fossil fuels, liquid propane, and natural gas in storage for the regulated utilities, excluding PGL and NSG.  PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  Inventories stated on a LIFO basis represented approximately 34% of total inventories at December 31, 2010, and 34% of total inventories at December 31, 2009.  The estimated replacement cost of natural gas in inventory at December 31, 2010, and December 31, 2009, exceeded the LIFO cost by approximately $136.7 million and $220.5 million, respectively.  In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per dekatherm of $4.42 at December 31, 2010, and $6.14 at December 31, 2009.

Inventories at Integrys Energy Services are valued at the lower of cost or market unless hedged pursuant to a fair value hedge, in which case changes in the fair value of inventory subsequent to the hedge designation are recorded directly to inventory.  Integrys Energy Services recorded net write-downs of $0.9 million, $44.2 million, and $167.3 million in 2010, 2009, and 2008, respectively.

(h)           Risk Management Activities--As part of its regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments at the utilities are entered into in accordance with the terms of the risk management plans approved by their respective Boards of Directors and, if applicable, by their respective regulators.

All derivatives are recognized on the balance sheet at their fair value unless they are designated as and qualify for the normal purchases and sales exception.  Integrys Energy Group continually assesses its contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met.  Most energy-related physical and financial derivatives at the utilities qualify for regulatory deferral.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be refunded to or collected from customers in rates.

Integrys Energy Group classifies unrealized gains and losses on derivative instruments that do not qualify for hedge accounting or regulatory deferral as a component of margins or operating and maintenance expense, depending on the nature of the transactions.  Unrealized gains and losses on fair value hedges are recognized currently in revenues, as are the changes in fair value of the hedged items.  To the extent they are effective, the changes in the values of contracts designated as cash flow hedges are included in other comprehensive income, net of taxes.  Fair value hedge ineffectiveness and cash flow hedge ineffectiveness are recorded in revenue, operating and maintenance expense, or interest expense on the Consolidated Statements of Income, based on the nature of the transactions.  Cash flows from derivative activities are presented in the same category as the item being hedged within operating activities on the Consolidated Statements of Cash Flows unless the derivative contracts contain an other-than-insignificant financing element, in which case the cash flows are classified within financing activities.

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  Integrys Energy Group elected not to net these items. On the Consolidated Balance Sheets, cash collateral provided to others is shown separately as collateral on deposit, and cash collateral received from others is reflected in other current liabilities.

(i)           Emission Allowances--Integrys Energy Services accounts for emission allowances as intangible assets, with cash inflows and outflows related to purchases and sales of emission allowances recorded as investing activities in the Consolidated Statements of Cash Flows.  The utilities account for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating the utilities' generation plants.  Gains on sales of allowances at the utilities are returned to ratepayers.

(j)           Property, Plant, and Equipment--Utility plant is stated at original cost, including any associated AFUDC and asset retirement costs.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  The utilities charge the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation.  In addition, the utilities record a regulatory liability for removal costs included in rates, with actual removal costs charged against the liability as incurred.  Prior to the ICC rate orders issued January 21, 2010, PGL and NSG recorded costs of removal associated with the retirement of assets to depreciation expense as incurred.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.

Integrys Energy Group records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators.  Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2010	2009	2008
WPS – Electric	3.05%	3.04%	3.09%
WPS – Natural gas	3.28%	3.30%	3.39%
UPPCO	3.18%	3.05%	2.98%
MGU	3.55%	2.66%	2.67%
MERC	3.08%	3.10%	3.32%
PGL	3.10%	2.29%	2.55%
NSG	2.35%	1.66%	1.80%

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

See Note 5, "Property, Plant, and Equipment," for details regarding Integrys Energy Group's property, plant, and equipment balances.

(k)           Capitalized Interest and AFUDC--The nonregulated subsidiaries capitalize interest for construction projects, while the utilities capitalize the cost of funds used for construction using a calculation that includes both internal equity and external debt components.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation.  For 2010, WPS's average AFUDC retail rate was 8.61%, and its average AFUDC wholesale rate was 4.73%.  WPS's allowance for equity funds used during construction for 2010, 2009, and 2008 was $0.7 million, $5.1 million, and $5.2 million, respectively.  WPS's allowance for borrowed funds used during construction for 2010, 2009, and 2008 was $0.3 million, $2.0 million, and $1.8 million, respectively.

The AFUDC calculation for IBS and the other utilities is determined by the respective state commissions, each with specific requirements.  Based on these requirements, IBS and the other utilities did not record significant AFUDC for 2010, 2009, or 2008.

Interest capitalized at the nonregulated subsidiaries was not significant during 2010, 2009, and 2008.

(l)           Regulatory Assets and Liabilities--Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 7, "Regulatory Assets and Liabilities," for more information.

(m)           Asset Impairment--Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  Other long-lived assets require an impairment review when events or circumstances indicate that the carrying amount may not be recoverable.  Integrys Energy Group bases its evaluation of other long-lived assets on the presence of impairment indicators such as the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors.

Integrys Energy Group's reporting units containing goodwill perform annual goodwill impairment tests during the second quarter of each year, and interim impairment tests when impairment indicators are present.  The carrying amount of the reporting unit's goodwill is considered not recoverable if it exceeds the reporting unit's fair value.  An impairment loss is recorded for the excess of the carrying value of the goodwill over its implied fair value.  For more information on Integrys Energy Group's goodwill and other intangible assets, see Note 9, "Goodwill and Other Intangible Assets."

The carrying amount of tangible long-lived assets held and used is considered not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.

The carrying value of assets held for sale is not recoverable if it exceeds the fair value less estimated costs to sell the asset.  An impairment loss is recorded for the excess of the asset’s carrying value over the fair value less estimated costs to sell.

The carrying values of cost and equity method investments are assessed for impairment by comparing the fair values of these investments to their carrying values, if a fair value assessment was completed, or by reviewing for the presence of impairment indicators.  If an impairment exists and it is determined to be other-than-temporary, a loss is recognized equal to the amount the carrying value exceeds the investment's fair value.

Integrys Energy Services evaluates emission allowances for impairment by comparing the expected undiscounted future cash flows to the carrying amount.  When allowances are expected to be utilized for generation, the allowances are grouped with the related power plant in the impairment evaluation.

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

(o)           Asset Retirement Obligations--Integrys Energy Group recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability and the associated retirement cost.  See Note 13, "Asset Retirement Obligations," for more information.

(p)           Income Taxes--Deferred income taxes have been recorded to recognize the expected future tax consequences of events that have been included in the financial statements by using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Integrys Energy Group records valuation allowances for deferred tax assets when it is uncertain if the benefit will be realized in the future.  Integrys Energy Group's regulated utilities defer certain adjustments made to income taxes that will impact future rates and record regulatory assets or liabilities related to these adjustments.

In 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  Under the deferral method, Integrys Energy Group defers the ITCs in the year the credit is received and reduces the provision for income taxes over the useful life of the related property.  See Note 1 (d), "Change in Accounting Policy," for additional information on this change in accounting policy.

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

Integrys Energy Group files a consolidated United States income tax return that includes domestic subsidiaries of which its ownership is 80% or more.  Integrys Energy Group and its consolidated subsidiaries are parties to a federal and state tax allocation arrangement under which each entity determines its provision for income taxes on a stand-alone basis.  In several states, combined or consolidated filing is required for certain members of Integrys Energy Group doing business in that state.  The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings.

Integrys Energy Group reports interest and penalties accrued related to income taxes as a component of provision for income taxes in the Consolidated Statements of Income, as well as regulatory assets or regulatory liabilities in the Consolidated Balance Sheets.

For more information regarding Integrys Energy Group's accounting for income taxes, see Note 14, "Income Taxes."

(q)           Guarantees--Integrys Energy Group follows the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 16, "Guarantees."

(r)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which employees render service.  The transition obligation related to other postretirement benefit plans that existed at Integrys Energy Group prior to the PEC merger is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, Integrys Energy Group uses a market-related value of plan assets.  Changes in fair value are recognized over the subsequent five years for plans sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for pension plans sponsored by IBS and PEC.  The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees' time reporting and actuarial calculations, as applicable.  Integrys Energy Group's regulators allow recovery in rates for the regulated utilities' net periodic benefit cost calculated under GAAP.

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

For additional information on Integrys Energy Group's employee benefits, see Note 17, "Employee Benefit Plans."

(s)           Fair Value--A fair value measurement is required to reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.  These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.  Also, transaction costs should not be considered in the determination of fair value.  On January 1, 2008, Integrys Energy Group recognized an increase in nonregulated revenues of $11.0 million due to the exclusion of transaction costs from Integrys Energy Services' fair value estimates.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Integrys Energy Group utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.

Fair value accounting rules provide a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are defined as follows:

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

Integrys Energy Group determines fair value using a market based approach that incorporates observable market inputs where available, and internally developed inputs where observable market data is not readily available.  For the unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

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
●
Certain transactions were valued using price curves that extended beyond the quoted period.  Assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term, primarily through the use of historically settled data or correlations to other locations.

Integrys Energy Group recognizes transfers between the levels of the fair value hierarchy at the value as of the end of the reporting period.

See Note 22, "Fair Value," for additional information.

NOTE 2--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities:

		December 31, 2010
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$2.2	$23.6
Natural gas contracts	Long-term	1.6	1.4
Financial transmission rights (FTRs)	Current	3.1	0.2
Petroleum product contracts	Current	0.6	-
Coal contract	Current	-	1.2
Coal contract	Long-term	3.7	-
Total commodity contracts	Current	5.9	25.0
Total commodity contracts	Long-term	5.3	1.4
Cash flow hedges
Natural gas contracts	Current	-	1.0

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	132.0	113.8
Natural gas contracts	Long-term	62.3	57.7
Electric contracts	Current	85.7	122.0
Electric contracts	Long-term	16.5	30.3
Total commodity contracts	Current	217.7	235.8
Total commodity contracts	Long-term	78.8	88.0
Foreign exchange contracts	Current	1.2	1.2
Foreign exchange contracts	Long-term	0.3	0.3
Fair value hedges
Interest rate swaps	Current	0.9	-
Cash flow hedges
Natural gas contracts	Current	1.6	9.2
Natural gas contracts	Long-term	0.1	0.9
Electric contracts	Current	9.6	17.4
Electric contracts	Long-term	4.9	9.1
Total commodity contracts	Current	11.2	26.6
Total commodity contracts	Long-term	5.0	10.0
	Current	236.9	289.6
	Long-term	89.4	99.7
Total		$326.3	$389.3

*	Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2009
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$10.8	$24.7
Commodity contracts	Long-term	2.0	1.5
Cash flow hedges
Commodity contracts	Current	-	0.2
Commodity contracts	Long-term	-	0.1

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	1,503.9	1,548.4
Commodity contracts	Long-term	787.2	769.5
Interest rate swaps	Current	-	1.0
Interest rate swaps	Long-term	-	2.5
Foreign exchange contracts	Current	1.0	0.9
Foreign exchange contracts	Long-term	0.9	0.9
Fair value hedges
Interest rate swaps	Current	1.8	-
Interest rate swaps	Long-term	0.8	-
Cash flow hedges
Commodity contracts	Current	4.6	30.1
Commodity contracts	Long-term	4.5	8.6
Interest rate swaps	Current	-	1.8
	Current	1,522.1	1,607.1
	Long-term	795.4	783.1
Total		$2,317.5	$2,390.2

*	Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	December 31, 2010	December 31, 2009
Cash collateral provided to others	$33.3	$184.9
Cash collateral received from others	4.5	55.2

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

(Millions)	December 31, 2010	December 31, 2009
Integrys Energy Services	$219.5	$555.6
Utility segments	22.1	24.0

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, Integrys Energy Group’s collateral requirement would have been as follows:

(Millions)	December 31, 2010	December 31, 2009
Collateral that would have been required:
Integrys Energy Services	$295.7	$549.3
Utility segments	14.1	17.0
Collateral already satisfied:
Integrys Energy Services
Letters of credit	56.9	51.9
Cash	-	-
Utility segments
Letters of credit	-	-
Cash	-	-
Collateral remaining:
Integrys Energy Services	238.8	497.4
Utility segments	14.1	17.0

Utility Segments

Non-Hedge Derivatives

Utility derivatives include a limited number of natural gas purchase contracts, a coal purchase contract, financial derivative contracts (futures, options, and swaps), and FTRs used to manage electric transmission congestion costs.  The futures, options, and swaps were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas supply costs, the costs of gasoline and diesel fuel used by utility vehicles, and the cost of coal transportation.

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$(1.7)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	0.1
FTRs	Balance Sheet – Regulatory assets (current)	1.0
FTRs	Balance Sheet – Regulatory liabilities (current)	(2.1)
Petroleum product contracts	Balance Sheet – Regulatory liabilities (current)	0.1
Petroleum product contracts	Income Statement – Operating and maintenance expense	0.1
Coal contract	Balance Sheet – Regulatory assets (current)	(1.2)
Coal contract	Balance Sheet – Regulatory liabilities (long-term)	3.7

(Millions)	Financial Statement Presentation	2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$122.5
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	7.3
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(1.0)
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	-
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.1

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	December 31, 2010		December 31, 2009
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	979.9	N/A	833.2	N/A
FTRs (millions of kilowatt-hours)	N/A	5,882.5	N/A	4,546.6
Petroleum products (barrels)	71,827.0	N/A	42,823.0	N/A
Coal contract (millions of tons)	4.9	N/A	N/A	N/A

Cash Flow Hedges

PGL uses natural gas contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  The natural gas used to support operations is not a component of the natural gas recovered from customers on a one-for-one basis.  These contracts extend through January 2012.  PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	Purchases
	December 31, 2010	December 31, 2009
Natural gas (millions of therms)	5.4	9.6

Changes in the fair values of the effective portions of these contracts are included in OCI, net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	2010	2009
Natural gas contracts	$(1.6)	$(1.4)

Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	2010	2009
Settled natural gas contracts	Operating and maintenance expense	$(0.9)	$(2.6)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting related to these natural gas contracts was not significant during 2010 and 2009, and was a pre-tax loss of $2.7 million during 2008.  Cash flow hedge ineffectiveness related to these natural gas contracts was not significant during 2010, 2009 and 2008.  When testing for effectiveness, no portion of these derivative instruments was excluded.  In the next 12 months, an insignificant pre-tax loss is expected to be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  These contracts are used to manage commodity price risk associated with customer-related contracts.

The nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

	December 31, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	940.6	1,048.4	N/A	2,990.4	2,917.1	N/A
Electric (kilowatt-hours)	22,149.4	19,707.0	N/A	132,200.4	125,983.1	N/A
Interest rate swaps	N/A	N/A	$-	N/A	N/A	$219.2
Foreign exchange contracts	$15.5	$15.5	N/A	$35.1	$35.1	N/A

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

(Millions)	Income Statement Presentation	2010
Natural gas contracts	Nonregulated revenue	$30.9
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI)	(1.6	) *
Electric contracts	Nonregulated revenue	(92.7)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI)	(3.7	) *
Interest rate swaps	Interest expense	0.4
Total		$(66.7)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated and retained in accumulated OCI in the current and/or prior periods.

(Millions)	Income Statement Presentation	2009
Commodity contracts	Nonregulated revenue	$(5.1)
Commodity contracts	Nonregulated revenue (reclassified from accumulated OCI)	(3.2	) *
Interest rate swaps	Interest expense	(1.7)
Foreign exchange contracts	Nonregulated revenue	(1.8)
Total		$(11.8)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated and retained in accumulated OCI in the current and/or prior periods.

Fair Value Hedges

At PEC, an interest rate swap designated as a fair value hedge was used to hedge changes in the fair value of $50.0 million of the $325.0 million PEC Series A 6.9% notes due January 15, 2011.  The interest rate swap and related debt were settled in January 2011.  The changes in the fair value of this hedge were recognized in earnings, as were the changes in fair value of the hedged item.  Unrealized gains (losses) related to the fair value hedge and the related hedged item are shown in the table below.

(Millions)	Income Statement Presentation	2010	2009
Interest rate swap	Interest expense	$(1.7)	$(0.6)
Debt hedged by swap	Interest expense	1.7	0.6
Total		$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Consolidated Statements of Income was not significant in 2010, 2009, and 2008.  No amounts were excluded from effectiveness testing related to the interest rate swap during 2010, 2009, and 2008.

During the years ended December 31, 2010 and 2009, Integrys Energy Services did not have any commodity derivative contracts designated as fair value hedges.  During the year ended December 31, 2008, Integrys Energy Services had commodity derivative contracts designated as fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant in 2008.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $5.5 million during 2008.

Cash Flow Hedges

Natural gas futures, forwards, and swaps that are designated as cash flow hedges extend through December 2013, while electric futures, forwards, and swaps designated as cash flow hedges extend through May 2017.  These contracts are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  In the second quarter of 2010, Integrys Energy Group entered into two interest rate swaps designated as cash flow hedges to hedge the variability in forecasted interest payments associated with the first $100 million of a planned debt issuance in the fourth quarter of 2010.  In November 2010, both swaps were terminated in conjunction with the issuance of the $250.0 million Series 4.170% senior notes due November 2020.  Amounts remaining in accumulated OCI are being reclassified to interest expense over a ten-year period beginning in November 2010 to correspond with the ten years of interest expense on the related debt.

The nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	December 31, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	265.6	-	N/A	5.9	8.6	N/A
Electric (kilowatt-hours)	11,569.0	29.8	N/A	7,116.2	-	N/A
Interest rate swaps	N/A	N/A	$-	N/A	N/A	$65.6	*

*
Notional amount of two interest rate swaps designated as cash flow hedges to hedge the variability in interest payments on an unsecured term loan through June 2010.  These interest rate swaps settled in the second quarter of 2010.

Changes in the fair values of the effective portions of contracts designated as cash flow hedges are included in OCI, net of taxes.  Amounts recorded in OCI related to cash flow hedges will be recognized in earnings when the hedged transactions occur, or when it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	2010
Natural gas contracts	$(15.2)
Electric contracts	(13.6)
Interest rate swaps	(6.0)
Total	$(34.8)

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	2009
Commodity contracts	$(60.0)
Interest rate swaps	3.2
Total	$(56.8)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$(16.4)
Electric contracts	Nonregulated revenue	(21.6)
Interest rate swaps	Interest expense	0.2
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	0.2
Electric contracts	Nonregulated revenue	(9.9)
Total		$(47.5)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	2009
Settled/Realized
Commodity contracts	Nonregulated revenue	$(107.3)
Interest rate swaps	Interest expense	1.2
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	2.7
Total		$(103.4)

Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	2010
Natural gas contracts	Nonregulated revenue	$(1.1)
Electric contracts	Nonregulated revenue	(0.5)
Total		$(1.6)

Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	2009
Commodity contracts	Nonregulated revenue	$(1.1)

In the next 12 months, subject to changes in market prices of natural gas and electricity, pre-tax losses of $8.0 million and $7.9 million related to cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the hedged transactions occur.  This amount is expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 3--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included reductions in its workforce.  In connection with this plan, employee-related and consulting costs were included in the restructuring expense line item on the Consolidated Statements of Income.  The restructuring costs were distributed across Integrys Energy Group's segments as follows:

(Millions)	2010	2009
Electric utility	$(0.3)	$8.6
Natural gas utility	(0.2)	6.9
Integrys Energy Services	-	1.7
Holding company and other	0.1	0.8
Total restructuring expense	$(0.4)	$18.0

The following table summarizes the activity related to these restructuring costs:

(Millions)	2010		2009
Accrued restructuring costs at beginning of period	$18.0		$-
Add: Adjustments to accrual during the period	(0.1	) *	18.0
Deduct: Cash payments	17.7		-
Accrued restructuring costs at end of period	$0.2		$18.0

*
Restructuring costs of $0.3 million were billed to certain companies in accordance with provisions in the operating agreements with these companies that allow Integrys Energy Group to recover a portion of its administrative and general expenses.

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business to focus on selected retail markets in the northeast quadrant of the United States and investments in energy assets with renewable attributes, the following restructuring costs were expensed:

(Millions)	2010	2009
Employee-related costs	$1.1	$10.1
Professional fees	6.4	9.2
Software write-offs and accelerated depreciation	0.4	5.9
Miscellaneous	0.4	0.3
Total restructuring expense	$8.3	$25.5

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Consolidated Statements of Income.

The following table summarizes the activity related to employee-related restructuring expense:

(Millions)	2010	2009
Accrued employee-related costs at beginning of period	$8.2	$-
Add: Employee-related costs expensed	1.1	10.1
Deduct: Cash payments	9.0	1.9
Accrued employee-related costs at end of period	$0.3	$8.2

Integrys Energy Group expects to recognize an insignificant amount of additional employee-related restructuring expense related to the Integrys Energy Services strategy change in the first half of 2011.

NOTE 4--DISPOSITIONS

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business to focus on selected retail markets in the northeast quadrant of the United States and investments in energy assets with renewable attributes, Integrys Energy Services completed the following sales.

Sale of Integrys Energy Services of Texas, LP

In June 2010, Integrys Energy Services sold its Texas retail electric marketing business.  The pre-tax gain on the sale of Integrys Energy Services of Texas, LP was $25.5 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

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

Sale of Canadian Natural Gas and Wholesale Electric Marketing and Trading Portfolio

In September 2009, Integrys Energy Services of Canada, a subsidiary of Integrys Energy Services, sold nearly all of its Canadian natural gas and electric power contract portfolio.  In a separate transaction, Integrys Energy Services of Canada sold a 2 billion cubic foot (bcf) natural gas storage contract.  With these two transactions, Integrys Energy Services exited the majority of its electric and natural gas marketing business in Canada.

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

In conjunction with the first transaction, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained United States retail business, at the same prices and other terms originally executed through Integrys Energy Services’ Canadian natural gas and electric power portfolio.  The execution of these third-party derivative contracts resulted in assets and liabilities from risk management activities as follows at the closing date:

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

The pre-tax losses on the sales of the Canadian natural gas and wholesale electric marketing and trading portfolio were $0.4 million in both 2010 and 2009 and were reported as a component of net loss on

Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

Sale of Renewable Energy Certificates Portfolio

In March 2010, Integrys Energy Services sold its environmental markets business, which consisted of a portfolio of long-term renewable energy certificate contracts with generators, wholesalers, municipalities, cooperatives, and large industrial companies.  The pre-tax gain on the sale of the renewable energy certificate contracts was $2.8 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

Sale of United States Wholesale Electric Marketing and Trading Business

In March 2010, Integrys Energy Services closed on the sale of substantially all of its United States wholesale electric marketing and trading business.

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

In conjunction with the sale, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained United States retail electric business, with the same prices and terms originally executed through Integrys Energy Services' United States wholesale electric marketing and trading business.  For a two-year period following the closing, Integrys Energy Services will retain counterparty default risk with approximately 50% of the counterparties to the commodity contracts novated.  The fair value of the counterparty payment default risk at the date of the sale was $0.8 million and was reported as a component of other long-term liabilities.  As of December 31, 2010, the carrying value of the default risk decreased to $0.3 million, resulting in a $0.5 million pre-tax positive impact on net income.

On February 1, 2010, Integrys Energy Services transferred substantially all of the market risk associated with this business by entering into trades with the buyer that mirrored Integrys Energy Services' underlying wholesale electric contracts.  On March 31, 2010, Integrys Energy Services transferred title to the majority of the underlying commodity contracts, upon which time the corresponding mirror transactions terminated.  As of December 31, 2010, approximately 95% of the commodity contracts had been novated, and the corresponding mirror transactions had been terminated.  The remaining underlying commodity contracts that had not been novated as of December 31, 2010 will be settled through the normal course of business, at which time the corresponding mirror transactions will terminate.

The following table shows the carrying values of the remaining underlying commodity contracts that had not been novated at December 31, 2010:

(Millions)

Current assets from risk management activities	$22.3
Current liabilities from risk management activities	7.9

The following table shows the carrying values of the remaining mirror transactions associated with the underlying commodity contracts referenced above that had not been novated at December 31, 2010:

(Millions)

Current assets from risk management activities	$7.9
Current liabilities from risk management activities	22.3

Integrys Energy Services closed on the sale of its only remaining significant wholesale electric commodity contract with another buyer in March 2010.

The total of the pre-tax net loss on the sale of the United States wholesale electric marketing and trading business and the remaining commodity contract, net of the gain resulting from the fair value adjustment, was $55.7 million for 2010 and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

Sale of Generation Businesses in New Brunswick, Canada and Northern Maine, and Associated Retail Electric Contracts

In January 2010, Integrys Energy Services closed on the sale of two of its power generation businesses, which owned generation assets in New Brunswick, Canada and Northern Maine, and subsequently closed on the sale of the associated retail electric contracts and standard offer service contracts in Northern Maine in February 2010.  The proceeds from the sale of the generation companies and associated retail electric contracts were $38.5 million.  The pre-tax gain on the sales was $15.7 million for 2010 and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

The carrying values of the major classes of assets and liabilities included in the sales as of the closing dates and classified as held for sale on the Consolidated Balance Sheets at December 31, 2009, were as follows:

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

Sale of United States Wholesale Natural Gas Marketing and Trading Business and Other Wholesale Natural Gas Storage Contracts

In October 2009, Integrys Energy Services entered into definitive agreements to sell the majority of its United States wholesale natural gas marketing and trading business in a two-part transaction.  In December 2009, Integrys Energy Services closed the first part of the transaction by selling substantially all of its United States wholesale natural gas marketing and trading business.  The second part of the transaction included the sale of its remaining natural gas storage and related transportation contracts through multiple transactions which closed during the first half of 2010.  The carrying value of inventories included in the 2010 sales was $1.8 million as of the closing date.

The pre-tax losses on the sale of the United States wholesale natural gas marketing and trading business and natural gas storage and related transportation contracts as of 2010 and 2009 was $2.0 million and $28.5 million, respectively, and were reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Consolidated Statements of Income.

Discontinued Operations Resulting from Integrys Energy Services’ Strategy Change

Energy Management Consulting Business

During 2010, Integrys Energy Services recorded a $0.2 million after-tax gain in discontinued operations when contingent payments were earned related to the sale of its energy management consulting business.

During 2009, Integrys Energy Services completed the sale of its energy management consulting business and received proceeds of $4.7 million.  This business provided consulting services relating to long-term strategies for managing energy costs for its customers.  The historical results of this business were not significant.  The gain on the sale of this business reported in discontinued operations during the third quarter of 2009 was $3.9 million ($2.4 million after tax).

Other Discontinued Operations

WPS Niagara Generation, LLC

During 2009, Integrys Energy Services recorded a $0.4 million after-tax gain in discontinued operations related to a refund received in connection with the overpayment for auxiliary power service in prior years.

During 2008, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations related to amortization of an environmental indemnification guarantee included as part of the 2007 sale agreement of WPS Niagara Generation.

Stoneman

During 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the Stoneman generation facility, located in Wisconsin.  The historical financial results of this business were not significant.  In the fourth quarter of 2008, Integrys Energy Services recognized a $6.3 million ($3.8 million after tax) gain on the sale of this business in discontinued operations when a contingent payment was earned.

PEP

In 2008, $0.8 million of tax adjustments related to the sale of PEP in 2007 was recorded as income from discontinued operations.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following utility, nonutility, and nonregulated assets:

(Millions)	2010	2009
Electric utility	$3,095.5	$3,066.7
Natural gas utility	4,506.3	4,338.3
Total utility plant	7,601.8	7,405.0
Less: Accumulated depreciation	2,794.2	2,726.0
Net	4,807.6	4,679.0
Construction work in progress	39.5	40.7
Net utility plant	4,847.1	4,719.7

Nonutility plant – utility segments	143.9	100.7
Less: Accumulated depreciation	70.2	59.1
Net	73.7	41.6
Construction work in progress	1.6	34.6
Net nonutility plant – utility segments	75.3	76.2

Electric nonregulated	87.5	163.2
Natural gas nonregulated	18.0	18.1
Other nonregulated	20.5	23.5
Total nonregulated property, plant, and equipment	126.0	204.8
Less: Accumulated depreciation	35.8	61.8
Net	90.2	143.0
Construction work in progress	0.8	2.9
Net nonregulated property, plant, and equipment	91.0	145.9

Total property, plant, and equipment	$5,013.4	$4,941.8

Integrys Energy Group evaluates property, plant, and equipment for impairment whenever indicators of impairment exist.  During the third quarter of 2010, Integrys Energy Services recorded a pre-tax noncash impairment loss of $43.2 million related to its three natural gas-fired generation plants (Beaver Falls Generation, Syracuse Generation, and Combined Locks Energy Center).  The impairment charge resulted from lower estimated future cash flows for these plants and was primarily driven by reduced expectations for forward capacity prices.  The impairment charge is shown under impairment losses in property, plant, and equipment in the Consolidated Statements of Income.

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

NOTE 6--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to its share of generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2010, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33 *	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.5	65.8	335.2	105.0
Utility plant in service	$614.7	$18.3	$165.3	$38.5
Accumulated depreciation	$75.9	$10.2	$103.4	$24.4
In-service date	2008	1993	1975 and 1978	1969

*	On February 1, 2011, the joint owner of this facility sold all of its ownership interest to WPS, making WPS the sole owner.

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 7--REGULATORY ASSETS AND LIABILITIES

Integrys Energy Group's utility subsidiaries expect to recover their regulatory assets and incur future costs or refund their regulatory liabilities through rates charged to customers based on specific ratemaking decisions over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, Integrys Energy Group believes it is probable that its utility subsidiaries will continue to recover from customers the regulatory assets described below.

The following regulatory assets and liabilities were reflected in Integrys Energy Group's Consolidated Balance Sheets as of December 31:

(Millions)	2010	2009	See Note

Regulatory assets
Environmental remediation costs (net of insurance recoveries) (1) (2)	$653.0	$674.9	15
Unrecognized pension and other postretirement benefit costs	544.5	570.2	17
Merger and acquisition related pension and other postretirement benefit costs (3)	133.8	35.3
Decoupling	50.5	28.9	24
Asset retirement obligations	47.6	39.4	13
Derivatives	34.1	32.3	1	(h)
De Pere Energy Center (4)	31.0	33.4
Income tax related items	28.1	29.0	14
Energy costs receivable through rate adjustments	15.5	12.3	24
Conservation program costs (5)	15.3	17.4
Unamortized loss on reacquired debt (1) (6)	14.6	12.5
Weston 3 lightning strike (1) (7)	14.5	18.1
Other	30.5	52.3
Total	$1,613.0	$1,556.0
Balance Sheet Presentation
Current	$117.9	$121.1
Long-term	1,495.1	1,434.9
Total	$1,613.0	$1,556.0

Regulatory liabilities
Removal costs (8)	$278.1	$246.6
Energy costs refundable through rate adjustments	51.8	79.6	24
Unrecognized pension and other postretirement benefit costs	20.0	23.5	17
Uncollectible expense	8.3	3.2	24
Decoupling	8.1	1.4	24
EEP (5)	7.2	6.1
Derivatives	6.0	4.3	1	(h)
Other	12.4	13.3
Total	$391.9	$378.0
Balance Sheet Presentation
Current	$75.7	$100.4
Long-term	316.2	277.6
Total	$391.9	$378.0

(1)
Amounts related to the Weston 3 lightning strike, WPS environmental remediation, and unamortized loss on reacquired debt at PGL and NSG are not earning a return.  The carrying costs of these regulatory assets are borne by Integrys Energy Group's shareholders.

(2)	As of December 31, 2010, Integrys Energy Group had not yet made cash expenditures for $643.9 million of these environmental remediation costs.

(3)	Composed of unrecognized benefit costs that existed prior to the PEC merger and the MERC and MGU acquisitions.

(4)
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

(5)	Represents amounts recoverable from and/or refundable to customers related to programs designed to meet energy efficiency standards.

(6)	Amounts for PGL and NSG are recovered over the term of the replacement debt as authorized by the ICC.

(7)
In 2007, a lightning strike caused significant damage to the Weston 3 generating facility.  The PSCW approved the deferral of the incremental fuel and purchased power expenses, as well as the non-fuel operating and maintenance expenditures incurred as a result of the outage that were not covered by insurance.  WPS is authorized recovery of this regulatory asset over a six-year period.

(8)	Represents amounts collected from customers to cover the future removal of property, plant, and equipment.

NOTE 8--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2010, and 2009 were as follows:

(Millions)	2010	2009
ATC	$416.3	$395.9
WRPC	8.1	8.5
Other	1.1	1.4
Investments in affiliates, at equity method	$425.5	$405.8

Investments in affiliates accounted for under the equity method are included in other long-term assets on the Consolidated Balance Sheets, and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income.  Integrys Energy Group is taxed on ATC's equity income, due to the tax flow-through nature of ATC's business structure.  Accordingly, Integrys Energy Group's provision for income taxes includes taxes on ATC's equity income.

ATC

Integrys Energy Group’s electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at December 31, 2010.  ATC is a for-profit, transmission-only company regulated by FERC.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the years ended December 31.

(Millions)	2010	2009	2008
Balance at the beginning of period	$395.9	$346.9	$296.6
Add: equity in net income	77.6	75.3	66.1
Add: capital contributions	6.8	34.1	34.6
Less: dividends received	64.0	60.4	50.4
Balance at the end of period	$416.3	$395.9	$346.9

The regulated electric utilities provide construction and other services to, and receive network transmission services from, ATC.  The related party transactions recorded by the regulated electric utilities in the years ended December 31 were as follows:

(Millions)	2010	2009	2008
Total charges to ATC for services and construction	$14.0	$10.1	$12.8
Total costs for network transmission service provided by ATC	103.0	90.7	87.8
Net amounts received from (advanced to) ATC for transmission interconnection	-	-	82.3

WRPC

WPS owns 50% of the stock of WRPC, which operates two hydroelectric plants and an oil-fired combustion turbine.  Two-thirds of the energy output of the hydroelectric plants is sold to WPS, and the remaining one-third is sold to Wisconsin Power and Light.  The electric power from the combustion turbine is sold in equal parts to WPS and Wisconsin Power and Light.

WPS provides services to WRPC, purchases energy from WRPC, and receives net proceeds from sales of energy into the MISO market from WRPC.  The related party transactions recorded and net proceeds and dividends received during the years ended December 31 were as follows:

(Millions)	2010	2009	2008
Revenues from services provided to WRPC	$0.6	$0.6	$0.8
Purchases of energy from WRPC	4.7	4.6	4.7
Net proceeds from WRPC sales of energy to MISO	4.5	2.6	5.8
Dividends received from WRPC	1.4	0.9	3.5

Of Integrys Energy Group's equity in net income disclosed below, $1.0 million, $1.0 million, and $2.2 million is the pre-tax income related to WPS's investment in WRPC in 2010, 2009, and 2008, respectively.

Financial Data

Combined financial data of Integrys Energy Group's significant equity method investments, ATC and WRPC, is included in the table below.

(Millions)	2010	2009	2008
Income statement data
Revenues	$564.1	$528.7	$474.0
Operating expenses	256.8	235.7	214.6
Other expense	85.7	77.7	67.1
Net income	$221.6	$215.3	$192.3

Integrys Energy Group's equity in net income	$78.6	$76.3	$68.3

Balance sheet data
Current assets	$62.5	$54.0	$52.5
Noncurrent assets	2,906.2	2,785.5	2,494.8
Total assets	$2,968.7	$2,839.5	$2,547.3

Current liabilities	$429.0	$286.3	$252.4
Long-term debt	1,175.0	1,259.6	1,109.4
Other noncurrent liabilities	88.5	80.1	119.3
Shareholders' equity	1,276.2	1,213.5	1,066.2
Total liabilities and shareholders' equity	$2,968.7	$2,839.5	$2,547.3

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had no changes to the carrying amount of goodwill for the year ended
December 31, 2010.  Annual impairment tests were completed at all of Integrys Energy Group’s reporting units that carry a goodwill balance in the second quarter of 2010, and no impairments resulted from these tests.

The following table shows goodwill by business segment as of January 1, 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Gross goodwill balance	$933.5	$6.9	$940.4
Accumulated impairment loss	(6.5)	-	(6.5)
Net goodwill balance	$927.0	$6.9	$933.9

Integrys Energy Group had the following changes to the carrying amount of goodwill for the year ended December 31, 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Net goodwill recorded at December 31, 2008	$927.0	$6.9	$933.9
Impairment loss	(291.1)	-	(291.1)
Goodwill allocated to businesses sold	-	(0.3)	(0.3)
Net goodwill recorded at December 31, 2009	$635.9	$6.6	$642.5

The following table shows goodwill by business segment as of December 31:

	2010			2009
(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total	Natural Gas Utility Segment	Integrys Energy Services	Total
Gross goodwill balance	$933.5	$6.6	$940.1	$933.5	$6.6	$940.1
Accumulated impairment loss	(297.6)	-	(297.6)	(297.6)	-	(297.6)
Net goodwill balance	$635.9	$6.6	$642.5	$635.9	$6.6	$642.5

In the first quarter of 2009, the combination of the decline in equity markets as well as the increase in the expected weighted-average cost of capital triggered an interim goodwill impairment analysis.  Based upon the results of this analysis, Integrys Energy Group recorded a noncash goodwill impairment loss of $291.1 million ($248.8 million after tax) in the first quarter of 2009, all within the natural gas utility segment.  A combination of the income approach and the market approach were used to estimate the fair values of PGL, NSG, MERC, and MGU.  The income approach was used to estimate the fair value of Integrys Energy Services.  Key factors contributing to the impairment charge included disruptions in the global credit and equity markets and the resulting increase in the weighted-average cost of capital used to value the natural gas utility operations, and the negative impact that the global decline in equity markets had on the valuation of natural gas distribution companies in general.

A goodwill impairment loss in the amount of $6.5 million, after tax, was recognized for NSG in the second quarter of 2008.  The income approach was used to estimate the fair value of NSG at April 1, 2008.  The goodwill impairment recognized for NSG was due to a decline in the estimated fair value of NSG, caused primarily by a decrease in forecasted results as compared to the forecast at the time of the acquisition.  Worsening economic factors also contributed to the decline in fair value.

Identifiable intangible assets other than goodwill are included as a component of other current and long-term assets and other current and long-term liabilities within the Consolidated Balance Sheets as listed below.

(Millions)	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(21.8)	$10.8	$32.6	$(18.3)	$14.3
Natural gas and electric contract assets (2) (3)	57.1	(55.0)	2.1	71.4	(60.5)	10.9
Natural gas and electric contract liabilities (2)	(10.5)	10.5	-	(10.5)	10.4	(0.1)
Renewable energy credits (4)	2.5	-	2.5	3.4	(2.1)	1.3
Nonregulated easements (5)	3.8	(0.4)	3.4	3.6	(0.1)	3.5
Emission allowances (6)	1.9	(0.2)	1.7	2.1	(0.2)	1.9
Other	2.4	(0.4)	2.0	2.5	(0.5)	2.0
Total	$89.8	$(67.3)	$22.5	$105.1	$(71.3)	$33.8

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$95.0	$(67.3)	$27.7	$110.3	$(71.3)	$39.0
(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at December 31, 2010, was approximately 7 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the February 2007 PEC merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $0.9 million and $1.2 million, respectively, at December 31, 2010, and $6.2 million and $4.7 million, respectively, at December 31, 2009.  The remaining weighted-average amortization period for these intangible assets at December 31, 2010, was approximately 3 years.

(4)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(5)
Relates to easements supporting a natural gas pipeline at Integrys Energy Services.  The easements are amortized on a straight-line basis, with a remaining amortization period of approximately 13 years.

(6)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense was recorded as a component of depreciation and amortization expense in the Consolidated Statements of Income.  This intangible asset amortization expense excludes amortization related to natural gas contracts, electric contracts, renewable energy credits, and emission allowances, which are recorded as a component of nonregulated cost of fuel, natural gas, and purchased power in the Consolidated Statements of Income.  Amortization for the years ended December 31, 2010, 2009, and 2008, was $3.9 million, $6.3 million, and $7.9 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$3.3
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.6
For year ending December 31, 2014	1.4
For year ending December 31, 2015	1.3

Amortization related to the natural gas and electric contract intangible assets and liabilities, renewable energy credits, and emission allowances for the years ended December 31, 2010, 2009, and 2008, was $4.9 million, $8.9 million, and $34.4 million, respectively.

Amortization expense related to these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$3.6
For year ending December 31, 2012	0.7
For year ending December 31, 2013	0.6
For year ending December 31, 2014	0.5
For year ending December 31, 2015	0.2

NOTE 10--LEASES

Integrys Energy Group leases various property, plant, and equipment.  Terms of the operating leases vary, but generally require Integrys Energy Group to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of Integrys Energy Group's leases contain one of the following options upon the end of the lease term:  (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $15.2 million, $16.9 million, and $17.0 million in 2010, 2009 and 2008, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31 (Millions)
2011	$9.8
2012	8.9
2013	8.8
2014	4.9
2015	2.9
Later years	21.1
Total payments	$56.4

NOTE 11--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of December 31:

(Millions, except percentages)	2010	2009	2008
Commercial paper outstanding	-	$212.1	$552.9
Average discount rate on outstanding commercial paper	-	0.52%	4.78%
Borrowings outstanding under revolving credit facilities	-	-	$475.0
Average interest rate on borrowings outstanding under revolving credit facilities	-	-	2.41%
Short-term notes payable outstanding	$10.0	$10.0	$181.1
Average interest rate on short-term notes payable outstanding	0.32%	0.18%	3.40%

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the years ended December 31:

(Millions)	2010	2009	2008
Average amount of commercial paper outstanding	$66.9	$193.8	$305.7
Average amount of borrowings outstanding under revolving credit facilities	-	114.5	166.8
Average amount of short-term notes payable outstanding	10.0	48.0	34.3

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2010	2009
Revolving credit facility (Integrys Energy Group) (1)	04/23/13	$735.0	$-
Revolving credit facility (Integrys Energy Group) (2)	06/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (3)	06/02/10	-	500.0
Revolving credit facility (Integrys Energy Group) (3)	05/26/10	-	425.0
Revolving credit facility (Integrys Energy Group) (3)	06/04/10	-	35.0
Revolving credit facility (WPS) (4)	04/23/13	115.0	-
Revolving credit facility (WPS) (3)	06/02/10	-	115.0
Revolving credit facility (PEC) (2) (5)	06/13/11	400.0	400.0
Revolving credit facility (PGL) (6)	04/23/13	250.0	-
Revolving credit facility (PGL) (3)	07/12/10	-	250.0
Revolving short-term notes payable (WPS) (7)	05/13/11	10.0	10.0

Total short-term credit capacity		2,010.0	2,235.0

Less:
Letters of credit issued inside credit facilities		64.9	130.4
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	212.1

Available capacity under existing agreements		$1,935.1	$1,882.5

(1)	In April 2010, Integrys Energy Group entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(2)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(3)	These facilities were replaced with new revolving credit agreements in April 2010. Upon entering into the new agreements, the maturing facilities were terminated.

(4)	In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(5)	Borrowings under this agreement are guaranteed by Integrys Energy Group.

(6)	In April 2010, PGL entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(7)	This Note is renewed every six months and is used for general corporate purposes.

At December 31, 2010, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group's and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 12--LONG-TERM DEBT

			December 31
(Millions)			2010	2009
WPS First Mortgage Bonds (1)
Series	Year Due
7.125%	2023		$0.1	$0.1

WPS Senior Notes (1)
Series	Year Due
6.125%	2011		150.0	150.0
4.875%	2012		150.0	150.0
4.80%	2013		125.0	125.0
3.95%	2013		22.0	22.0
6.375%	2015		125.0	125.0
5.65%	2017		125.0	125.0
6.08%	2028		50.0	50.0
5.55%	2036		125.0	125.0

UPPCO First Mortgage Bonds (2)
Series	Year Due
9.32%	2021		9.4	10.8

PEC Unsecured Senior Note (3)
Series	Year Due
A, 6.90%	2011		325.0	325.0
Fair value hedge adjustment			0.9	2.6

PGL Fixed First and Refunding Mortgage Bonds (4) (5)
Series	Year Due
HH, 4.75%	2030		-	50.0
KK, 5.00%	2033		50.0	50.0
LL, 3.75%	2033		-	50.0
MM-2, 4.00%	2010		-	50.0
NN-2, 4.625%	2013		75.0	75.0
QQ, 4.875%	2038	Adjustable after November 1, 2018	75.0	75.0
RR, 4.30%	2035	Adjustable after June 1, 2016	50.0	50.0
SS, 7.00%	2013		45.0	45.0
TT, 8.00%	2018		5.0	5.0
UU, 4.63%	2019		75.0	75.0
VV, 2.125%	2030	Mandatory interest reset date on July 1, 2014	50.0	-
WW, 2.625%	2033	Mandatory interest reset date on August 1, 2015	50.0	-

PGL Adjustable First and Refunding Mortgage Bonds (5) (6)
Series	Year Due
OO	2037		51.0	51.0

NSG First Mortgage Bonds (7)
Series	Year Due		28.3	28.5
M, 5.00%	2028		40.0	40.0
N-2, 4.625%	2013		6.5	6.5
O, 7.00%	2013

Integrys Energy Group Unsecured Senior Notes (8)
Series	Year Due
5.375%	2012		100.0	100.0
7.27%	2014		100.0	100.0
8.00%	2016		55.0	55.0
4.17%	2020		250.0	-

Integrys Energy Group Unsecured Junior Subordinated Notes (9)
Series	Year Due
6.11%	2066		300.0	300.0
Unsecured term loan due 2010 – Integrys Energy Group (10)			-	65.6
Other term loan (11)			27.0	27.0
Total			2,640.2	2,509.1
Unamortized discount and premium on bonds and debt			(1.7)	2.1
Total debt			2,638.5	2,511.2
Less current portion			(476.9)	(116.5)
Total long-term debt			$2,161.6	$2,394.7

(1)
In August 2011, WPS's 6.125% Senior Notes will mature.  As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheets at December 31, 2010.

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

(2)
Under the terms of UPPCO's First Mortgage Indenture, substantially all property owned by UPPCO is pledged as collateral for its 9.32% First Mortgage Bonds.  Interest payments are due semi-annually with a sinking fund payment of $0.9 million due each November 1.  As a result, this payment is included in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2010.  On May 3, 2010, UPPCO repaid an additional $0.5 million of this debt.  The final sinking fund payment due November 1, 2021, will completely retire the series.

(3)
In January 2011, PEC's 6.9% unsecured Senior Notes matured, and the outstanding principal balance was repaid.  As a result, the $325.0 million balance of these notes and the related fair value adjustment and unamortized premium of $1.0 million were included in current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheets at December 31, 2010.  Under a First Supplemental Indenture, Integrys Energy Group fully and unconditionally guaranteed, on a senior unsecured basis, PEC's obligations under these notes.  In January 2011, Integrys Energy Group settled the interest rate swap designated as a fair value hedge associated with $50.0 million of the senior notes.  See Note 2, "Risk Management Activities," for more information.

(4)
In October 2010, PGL issued $50.0 million of Series WW, 2.625%, First Mortgage Bonds due February 1, 2033.  The bonds are subject to a mandatory interest reset date on August 1, 2015.  The net proceeds from the issuance of these bonds were used to redeem PGL’s $50 million, 3.75%, Series LL, First and Refunding Mortgage Bonds.

In August 2010, PGL issued $50.0 million of Series VV, 2.125%, First Mortgage Bonds due March 1, 2030.  The bonds are subject to a mandatory interest reset date on July 1, 2014.  The net proceeds from the issuance of these bonds were used to redeem PGL’s $50 million, 4.75%, Series HH, First and Refunding Mortgage Bonds.

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

(6)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Since 2008, auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at December 31, 2010, was 0.501% for these bonds.

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

(8)
In November 2010, Integrys Energy Group issued $250.0 million of 4.17%, 10-year Unsecured Senior Notes due November 1, 2020.  The net proceeds from the issuance of the Senior Notes were used to repay short-term debt and a portion of long-term debt maturing in January 2011, as well as for general corporate purposes.  Integrys Energy Group also terminated two interest rate swaps that had been designated as cash flow hedges associated with the anticipated issuance of $100.0 million of the senior notes that were issued in November 2010.  See Note 2, "Risk Management Activities," for more information.

(9)
These Integrys Energy Group Junior Subordinated Notes are considered hybrid instruments with a combination of debt and equity characteristics.  Integrys Energy Group has agreed in a replacement capital covenant, dated as of December 1, 2010, with the holders of Integrys Energy Group's 4.17% Unsecured Senior Notes due November 1, 2020, that it will not redeem or repurchase more than 10% of the Junior Subordinated Notes on or prior to December 1, 2036, unless, subject to certain limitations, during the 360 days prior to the date of that redemption or repurchase, Integrys Energy Group has received a specified amount of proceeds from the sale of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Junior Subordinated Notes.

(10)	On May 13, 2010, Integrys Energy Group repaid the outstanding principal balance of its maturing $65.6 million unsecured term loan.

(11)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At December 31, 2010, the interest rate was 4.33%.  The loan is to be repaid by April 2021.  In January 2011, Integrys Energy Group replaced its guarantee to provide sufficient funds to pay the loan and the related obligations and indemnities on WPS Westwood Generation's obligation with a new standby letter of credit.  See Note 16, "Guarantees," for additional information.

At December 31, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group's and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts related to bond maturities is as follows:

Year ending December 31 (Millions)
2011	$476.9
2012	250.9
2013	314.4
2014	100.9
2015	125.9
Later years	1,371.2
Total payments	$2,640.2

NOTE 13--ASSET RETIREMENT OBLIGATIONS

The utility segments have asset retirement obligations primarily related to removal of natural gas distribution pipe (including asbestos and PCBs); asbestos abatement at certain generation facilities, office buildings, and service centers; dismantling wind generation projects; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  The utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the Asset Retirement and Environmental Obligations accounting rules, and the ratemaking practices for retirement costs authorized by the applicable regulators.

The following table shows changes to Integrys Energy Group's asset retirement obligations through December 31, 2010.

(Millions)	Utilities		Integrys Energy Services		Total
Asset retirement obligations at December 31, 2007	$139.5		$0.7		$140.2
Accretion	7.8		-		7.8
Additions and revisions to estimated cash flows	31.7		-		31.7
Asset retirement obligations transferred in sales	(0.1)		(0.5)		(0.6)
Asset retirement obligations at December 31, 2008	178.9		0.2	(2)	179.1
Accretion	9.6		0.1		9.7
Additions and revisions to estimated cash flows	6.3	(1)	-		6.3
Asset retirement obligations at December 31, 2009	194.8		0.3	(2)	195.1
Accretion	11.7		-		11.7
Asset retirement obligations transferred in sale	-		(0.3)		(0.3)
Revisions to estimated cash flows	120.5	(3)	-		120.5
Settlements	(6.1)		-		(6.1)
Asset retirement obligations at December 31, 2010	$320.9		$-		$320.9

(1)
This amount includes a $6.3 million asset retirement obligation related to the WPS 99-megawatt Crane Creek wind generation project that became operational in the fourth quarter of 2009.  All other adjustments netted to an insignificant amount.

(2)	These amounts were classified as held for sale, as they related to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

(3)
Revisions were made to estimated cash flows related to asset retirement obligations for natural gas distribution pipes at PGL due to changes in the average remaining service life of distribution pipe based upon an updated depreciation study, as well as an increase in estimated costs.

NOTE 14--INCOME TAXES

Deferred Income Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of deferred income tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 were as follows:

(Millions)	2010	2009*

Deferred income tax assets
Tax credit carryforwards	$108.6	$90.7
Employee benefits	40.2	96.0
Price risk management	32.3	55.4
State capital and operating loss carryforwards	14.7	16.0
Other	54.5	32.4
Total deferred income tax assets	$250.3	$290.5
Valuation allowance	(8.2)	(7.4)
Net deferred income tax assets	$242.1	$283.1

Deferred income tax liabilities
Plant-related	$955.0	$751.4
Regulatory deferrals	64.3	76.1
Deferred income	15.6	15.6
Total deferred income tax liabilities	$1,034.9	$843.1

Consolidated Balance Sheet presentation
Current deferred income tax assets	$67.7	$92.9
Long-term deferred income tax liabilities	860.5	652.9
Net deferred income tax liabilities	$792.8	$560.0

*	Certain amounts have been retrospectively adjusted due to a change in accounting policy in 2010. See Note 1(d), "Change in Accounting Policy," for more information.

In December 2010, Integrys Energy Group received consent from the IRS to change its tax accounting method related to capitalization of overhead costs.  This allows Integrys Energy Group to currently deduct overhead costs that were previously capitalized to the basis of certain assets for tax purposes.  Also during 2010, the federal government passed legislation providing for bonus tax depreciation.  Both of these items generated significant additional tax deductions, which drove the $232.8 million increase in net deferred income tax liabilities.

Deferred tax credit carryforwards at December 31, 2010, included $77.3 million of alternative minimum tax credits related to tax credits available under Section 45K (formerly Section 29) of the Internal Revenue Code, which can be carried forward indefinitely.  Other deferred tax credit carryforwards include $17.1 million of general business credits, which have a carryforward period of 20 years, with the majority of the general business credits to expire in 2028, and $14.2 million of foreign tax credits, which have a carryforward period of 10 years, with the majority of the foreign tax credits to expire in 2020.

Carryforward periods for state capital and operating losses vary.  In the majority of states in which Integrys Energy Group operates, the carryforward period is 15 years or more, with the majority of the state capital and operating losses beginning to expire in 2013.  Valuation allowances are established for certain state operating losses, capital loss carryforwards, and federal tax credits based on the projected ability of Integrys Energy Group to realize the benefit of these losses in the future.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31, which is calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

	2010		2009*		2008*
(Millions, except for percentages)	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$130.1	35.0%	$4.7	35.0%	$61.6
State income taxes, net	5.1	19.1	105.2	14.1	6.8	12.0
Benefits and compensation	1.3	5.0	(26.9)	(3.6)	(2.8)	(4.9)
Plant-related	-	0.1	(12.7)	(1.7)	-	-
Goodwill	-	-	486.6	65.2	1.3	2.3
Unrecognized tax benefits and interest	(0.2)	(0.9)	12.7	1.7	-	0.1
Investment tax credit – amortization	(0.5)	(1.8)	(19.4)	(2.6)	(1.0)	(1.8)
Federal tax credits	(1.8)	(6.7)	8.2	1.1	(0.3)	(0.6)
Other differences, net	1.0	3.3	35.9	4.8	(4.3)	(7.6)
Effective income tax	39.9%	$148.2	624.6%	$83.7	34.7%	$61.1

Current provision
Federal		$(83.7)		$1.9		$(10.5)
State		(10.8)		14.1		(3.1)
Foreign		6.8		7.1		1.9
Total current provision		(87.7)		23.1		(11.7)

Deferred provision		237.1		53.5		63.6
Valuation allowance		0.8		5.1		-
Net operating loss carryforwards		(0.2)		1.4		(1.8)
Interest		(0.3)		3.7		(0.1)
Unrecognized tax benefits		(0.6)		(2.0)		0.2
Investment tax credit, net		(0.9)		(1.1)		10.5
Penalties		-		-		0.4
Total provision for income taxes		$148.2		$83.7		$61.1

*	Certain amounts have been retrospectively adjusted due to a change in accounting policy in 2010. See Note 1(d), "Change in Accounting Policy," for more information.

Foreign income before taxes was $10.6 million in 2010, $0.3 million in 2009, and $12.0 million in 2008.

As the related temporary differences reverse, the regulated utilities are prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The net regulatory asset for these and other regulatory tax effects totaled $16.2 million and $19.3 million at December 31, 2010, and 2009, respectively.

Integrys Energy Group had accrued interest of $6.9 million and accrued penalties of $3.0 million related to unrecognized tax benefits at December 31, 2010.  Integrys Energy Group had accrued interest of $8.0 million and accrued penalties of $3.0 million related to unrecognized tax benefits at December 31, 2009.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2010	2009	2008

Balance at January 1	$31.8	$22.4	$10.0
Increase related to tax positions taken in prior years	9.2	10.2	23.8
Decrease related to tax positions taken in prior years	(10.6)	(0.2)	(7.7)
Increase related to tax positions taken in current year	-	-	-
Decrease related to tax positions taken in current year	-	(0.1)	-
Decrease related to settlements	-	(0.3)	(3.7)
Decrease related to lapse of statutes	-	(0.2)	-
Balance at December 31	$30.4	$31.8	$22.4

At December 31, 2010, recognition in subsequent periods of $6.9 million of unrecognized tax benefits related to continuing operations could affect Integrys Energy Group's effective tax rate.  Also, recognition in subsequent periods of $9.5 million of unrecognized tax benefits related to discontinued operations could affect Integrys Energy Group's effective tax rate.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada.  Subject to the major exceptions listed below, Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.

●	IRS – PEC and consolidated subsidiaries have open examinations for the September 30, 2004 tax year.
●	Illinois Department of Revenue – PEC and consolidated subsidiaries have open examinations for the September 30, 2003 and September 30, 2004 tax years.
●	Oregon Department of Revenue – WPS Power Development has open examinations for the 2002, 2003, and 2004 tax years.

In 2010, Integrys Energy Group closed the following examinations:

●	IRS – Integrys Energy Services' subsidiary Synfuel Solutions, LLC for the tax years 2005 and 2006.

Integrys Energy Group has the following open examinations:

●	IRS – PEC and consolidated subsidiaries have open examinations for the September 30, 2004 through December 31, 2006 tax years.
●	IRS – Integrys Energy Group and consolidated subsidiaries have open examinations for the 2006 through 2008 tax years along with the February 21, 2007 PEC short year.
●	IRS – An Integrys Energy Services' subsidiary, Soltage-ADC 360 Jamesburg LLC has an open examination for the 2008 tax year.
●	Illinois Department of Revenue – PEC and consolidated subsidiaries have open examinations for the September 30, 2003 through December 31, 2006 tax years.
●	Illinois Department of Revenue – Integrys Energy Group and consolidated subsidiaries have an open examination for the 2007 tax year.
●	Kentucky Department of Revenue – Integrys Energy Group has open examinations for the 2005 through 2008 tax years.
●	Mississippi Department of Revenue – PEC, PEP, and PEP Holdings LLC have open examinations for the September 30, 2006, December 31, 2006, and December 31, 2007 tax years.
●	New Hampshire Department of Revenue – Integrys Energy Group has open examinations for the 2007 and 2008 tax years.

●
New York State Department of Revenue – Integrys Energy Services and WPS Power Development have open examinations for the 2004 and 2005 tax years;  Integrys Energy Group and Integrys Energy Services have open examinations for the 2007 and 2008 tax years.

●	Oregon Department of Revenue – Integrys Energy Services has an open examination for the 2005 tax year; WPS Power Development has open examinations for the 2002, 2003, and 2004 tax years.
●	Pennsylvania Department of Revenue – Integrys Energy Services has open examinations for the 2006 and 2007 tax years.
●	Texas Comptroller – Integrys Energy Group has an open examination for the 2008 tax year.

In the next 12 months, it is reasonably possible that Integrys Energy Group and its subsidiaries will settle their open examinations in multiple taxing jurisdictions related to tax years prior to 2009, resulting in a decrease in unrecognized tax benefits of as much as $17.5 million.

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

The obligations described below were as of December 31, 2010.

●
The electric utility segment had obligations of $185.0 million related to coal supply and transportation that extend through 2016, obligations of $1,166.8 million for either capacity or energy related to purchased power that extend through 2030, and obligations of $9.8 million for other commodities that extend through 2013.

●	The natural gas utility segment had obligations of $1,110.9 million related to natural gas supply and transportation contracts that extend through 2028.
●
Integrys Energy Services had obligations of $356.3 million related to energy and natural gas supply contracts that extend through 2019.  The majority of these obligations end by 2013, with obligations of $10.4 million extending beyond 2013.

●	Integrys Energy Group also had commitments of $233.1 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
In 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the CAA’s New Source Review requirements pertaining to certain projects undertaken at the Weston and Pulliam generation stations from 1994 to 2009.  WPS met with the EPA and exchanged proposals related to a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at Weston and Pulliam.  WPS entered into a Standstill Agreement with the Sierra Club and has had discussions related to a possible resolution with the Sierra Club in conjunction with the EPA.  However, Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

Columbia Plant:
In 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  The allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed BACT limits on emissions from the facility should have been obtained for Columbia.

In September 2010, the Sierra Club filed suit against Wisconsin Power and Light (WP&L), the operator of the Columbia plant, in the Federal District Court for the Western District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Columbia generation station and the Nelson E. Dewey generation station.  The parties have entered into a confidentiality agreement to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below. Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

Edgewater Plant:
In 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA due to the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  The allegations suggest that PSD permits that imposed BACT limits on emissions from the facility should have been obtained for Edgewater.  WP&L is the operator of Edgewater. Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

Also in 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the CAA.  The allegations suggest that PSD permits that imposed BACT limits on emissions from the facility should have been obtained for Edgewater.

In September 2010, the Sierra Club filed suit against WP&L in the Federal District Court for the Eastern District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Edgewater generation station. The complaint was not served on WP&L until December 2010.  The parties have entered into a confidentiality agreement to allow Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below. Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
In 2009, the EPA issued an NOV to WP&L relative to its Nelson E. Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of the CAA’s New Source Review requirements pertaining to certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, exchanged proposals with the EPA related to a possible resolution.  Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

If it were determined that historic projects at the Weston, Pulliam, Columbia, and Edgewater generation stations required either a state or federal CAA permit, WPS may, under the applicable statutes, be required to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment and/or impose emission limitations,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

In addition, under the CAA, citizen groups may pursue a claim.

Weston Air Permits

Sierra Club Weston 4 Construction Permit Petitions:
From 2004 to 2009, the Sierra Club filed various petitions related to the construction permit issued for the Weston 4 generation station, all of which were denied.  On June 24, 2010, the Wisconsin Court of Appeals affirmed the Weston 4 air permit, but directed the WDNR to reopen the permit to establish specific visibility limits.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club’s Petition.  To date, no action has been taken by the Wisconsin Supreme Court.  Integrys Energy Group is currently unsure how the Wisconsin Supreme Court will respond. WPS believes that it has substantial defenses to the Sierra Club's challenges. Until the Sierra Club's challenges are resolved and the revised permit is finalized, Integrys Energy Group will not be able to make a final determination of the probable impact on future costs, if any, of compliance with any changes to the air permit.

Weston Title V Permit:
On November 29, 2010, the WDNR provided a draft revised permit.  WPS objected to proposed changes in the mercury limits and the requirements on the boiler as beyond the authority of the WDNR, and provided technical comments.  WPS and the WDNR continue to meet to resolve these issues.

WDNR Issued NOV’s:
Since 2008, WPS has received three NOVs from the WDNR alleging various violations of the air permits for Weston 4, Weston 1 and Weston 2, and one NOV for a clerical error involving pages missing from a quarterly report for Weston.  Corrective actions have been taken for the events in the four NOVs.  Discussions with the WDNR on the severity classification of the events continue.  While management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement, management does not believe that these matters will have a material adverse impact on the consolidated financial statements of Integrys Energy Group.

Other:
In 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generation station was issued by the WDNR in April 2009.  On June 28, 2010, the EPA issued an order directing the WDNR to respond to the comments raised by the Sierra Club in its Petition objecting to the Title V permit, which was filed in June 2009.  Integrys Energy Group has been working with the WDNR to address the order.

WPS also challenged the Title V permit in a contested case proceeding and Petition for Judicial Review.  The Petition was dismissed in an order remanding the matter to the WDNR and on February 11, 2011, the WDNR granted a contested case proceeding on the issues raised by WPS, which included averaging times in the emission limits in the permit.  WPS will participate in the contested case proceeding.

On October 22, 2010, WPS received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the grant or denial of the Title V permit.  Integrys Energy Group is reviewing all these allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia Air Permit

In 2009, the EPA issued an order objecting to the Title V air permit renewal issued by the WDNR for the Columbia generation station.  The order determined that a project in 2006 should have been permitted as a "major modification."  The order directed the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.

On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  The Sierra Club alleges that the EPA failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.

On September 22, 2010, the WDNR issued a draft construction permit and a draft revised Title V permit.  The co-owners submitted comments on these draft permits.  In correspondence dated November 24, 2010, the EPA notified the WDNR that the EPA does not believe the WDNR's proposal is responsive to the order.  The letter requested a response from the WDNR.  On January 24, 2011, the WDNR issued a letter stating that upon review of the submitted public comments, the WDNR has determined not to issue the draft construction permit and draft revised Title V permit that were proposed to respond to the EPA’s order.  WPS is currently discussing potential responses to the WDNR’s action with WP&L.  While WPS believes the previously issued air permit is still valid, WPS is currently unable to predict the outcome of this matter and the impact on its consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of December 31, 2010, WPS estimates capital costs of approximately $19.0 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005 in order to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  Subsequently, the United States Court of Appeals (Court of Appeals) issued a decision vacating CAIR, which the EPA appealed, and in 2008, the Court of Appeals reinstated CAIR.  The Court of Appeals directed the EPA to address the deficiencies noted in its ruling to vacate CAIR, and the EPA issued a draft CAIR replacement rule for comment on July 6, 2010.  The State of Wisconsin's rule to implement CAIR, which incorporates the cap and trade approach, was forwarded to the EPA for final review.

As a result of the Court of Appeals' decision, CAIR was in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.  Integrys Energy Group will continue to evaluate the impacts of any subsequent rulemaking.

Due to the reinstatement of CAIR, units affected by the Best Available Retrofit Technology (BART) rule are considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions.  Although particulate emissions also contribute to visibility impairment, the WDNR's modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $437.5 million, which includes estimates for both wholly owned and WPS's share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, Integrys Energy Group's natural gas utilities are required to undertake remedial action with respect to some of these materials and they are coordinating the investigation and cleanup of the sites subject to EPA jurisdiction under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

Integrys Energy Group's natural gas utilities are responsible for the environmental remediation of 54 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  As of December 31, 2010, Integrys Energy Group estimated and accrued for $642.5 million of future undiscounted investigation and cleanup costs for all sites.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  As of December 31, 2010, Integrys Energy Group recorded a regulatory asset of $651.9 million (net of insurance recoveries received of $59.9 million) related to the expected recovery of both cash expenditures and estimated future expenditures.  As of December 31, 2010, cash expenditures for environmental remediation not yet recovered in rates were $9.4 million.

The EPA identified NSG, the Outboard Marine Corporation, General Motors Corporation (GM), and certain other parties as potentially responsible parties (PRPs) at the Waukegan Coke Plant Site located in Waukegan, Illinois.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $21.0 million.  NSG met its financial assurance requirement in the form of a net worth test, while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy, the EPA was granted access to the bond funds, which are expected to support a significant portion of GM's liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, management believes that these costs will not have a material adverse effect on the consolidated financial statements of Integrys Energy Group.  However, any changes in the approved rate mechanisms for recovery of these costs, or any adverse conclusions by the various regulatory commissions’ with respect to the prudence of costs actually incurred, could materially adversely affect rate recovery of such costs.

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

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  The EPA plans to propose standards in 2011 and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

Natural Gas Charge Reconciliation Proceedings and Related Matters

The ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs (Gas Charge) in which interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC finds that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC will order PGL and NSG to refund the affected amount to customers through subsequent Gas Charge filings.

In 2006, the ICC adopted a settlement agreement for PGL's 2001 through 2004 Gas Charge reconciliation proceedings in which PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery.  The balance that remained unpaid as of December 31, 2010, was $5.2 million and was recorded in other current liabilities.

The ICC issued an order on November 21, 2010, for PGL's 2006 Gas Charge reconciliation proceeding, adopting an uncontested disallowance of $0.6 million.

PGL and NSG are not aware of any significant issues related to their open Gas Charge reconciliation proceedings for the periods 2007, 2008, 2009, and 2010.

Class Action

In 2004, a class action suit (based on alleged facts underlying PGL and NSG's 2001 through 2004 Gas Charge cases settled in 2006) was filed against PEC, PGL, and NSG by customers of PGL and NSG (PGL and NSG were subsequently dismissed as defendants) for alleged violations of the Consumer Fraud and Deceptive Business Practices Act, claiming that PEC acted in concert with others to commit a tortious act.  The plaintiffs sought disgorgement and punitive damages.  The parties entered into a settlement agreement that became final as of December 31, 2010, and the class releases are now effective.  The full effect of the settlement has been reflected in the consolidated financial statements as of December 31, 2010.

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

Most of the guarantees issued by Integrys Energy Group consist of guarantees of subsidiaries' obligations or performance by the subsidiaries under certain contractual commitments.  As such, these guarantees are excluded from the recognition and measurement requirements, but are subject to the disclosure requirements, of the Guarantees Topic of the FASB ASC.

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2010	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$654.9	$410.9	$21.1	$222.9
Standby letters of credit (2)	66.2	63.4	2.8	-
Surety bonds (3)	12.7	12.2	0.5	-
Other guarantees (4)	57.3	-	35.0	22.3
Total guarantees	$791.1	$486.5	$59.4	$245.2

(1)
Consists of parental guarantees of $423.9 million to support the business operations of Integrys Energy Services; $152.2 million and $66.8 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at both PEC and IBS, and $2.0 million at UPPCO to support business operations.  These guarantees are not reflected on the Consolidated Balance Sheets.

(2)
At Integrys Energy Group's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to Integrys Energy Group.  This amount consists of $63.5 million issued to support Integrys Energy Services' operations; and $2.7 million related to letters of credit issued to support UPPCO, WPS, MGU, NSG, MERC, and PGL operations.  These amounts are not reflected on the Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Consolidated Balance Sheets.

(4)
Consists of (a) $35.0 million related to the sale agreement for Integrys Energy Services' United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (b) $10.0 million related to the sale agreement for Integrys Energy Services' Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions.  An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (c) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which Integrys Energy Group expects that the likelihood of required performance is remote.  This amount is not reflected on the Consolidated Balance Sheets; and (d) $7.3 million related to other indemnifications and workers compensation coverage.  This amount is not reflected on the Consolidated Balance Sheets.

Integrys Energy Group has provided total parental guarantees of $566.6 million on behalf of Integrys Energy Services as shown in the table below.  Integrys Energy Group's exposure under these guarantees related to open transactions at December 31, 2010, was approximately $334 million.

(Millions)	December 31, 2010
Guarantees supporting commodity transactions	$423.9
Standby letters of credit	63.5
Guarantee of subsidiary debt *	27.0
Surety bonds	1.7
Other	50.5
Total guarantees	$566.6

*
Consists of outstanding debt at an Integrys Energy Services subsidiary, which is not included in the total Integrys Energy Group guarantee amounts above, because the debt is reflected on the Consolidated Balance Sheets.  In January 2011, this guarantee was replaced with a standby letter of credit, as part of refinancing the underlying debt instrument.

NOTE 17--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Integrys Energy Group and its subsidiaries maintain one non-contributory, qualified pension plan covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple other postretirement benefit plans to employees. The benefits for a portion of these plans are funded through irrevocable trusts, as allowed for income tax purposes.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to active employees and their dependents.  Integrys Energy Group expenses the costs of these benefits as incurred.

Effective January 1, 2008, the defined benefit pension plans were closed to all Integrys Energy Group non-union new hires.  Effective May 1, 2008, and July 1, 2008, the defined benefit pension plans were closed to new union hires at PGL and NSG, respectively.  Effective April 19, 2009, and December 18, 2009, the defined benefit pension plans were closed to new union hires at UPPCO and WPS, respectively.  In addition, changes in the WPS union contract resulted in a plan amendment in December 2009.  Effective January 15, 2010, the defined benefit pension plans were closed to new Local 12295 union hires at MGU.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2010 and 2009.

	Pension Benefits			Other Benefits
(Millions)	2010	2009		2010	2009
Reconciliation of benefit obligation
Obligation at January 1	$1,337.4	$1,230.5		$475.5	$432.7
Service cost	40.1	38.9		16.3	14.3
Interest cost	80.0	80.9		27.5	26.5
Plan amendments	-	3.0		-	-
Plan curtailment	-	0.2	*	-	-
Actuarial loss, net	98.4	78.6		41.1	23.2
Participant contributions	-	-		10.7	9.8
Benefit payments	(137.4)	(94.7)		(34.9)	(33.0)
Federal subsidy on benefits paid	-	-		2.3	2.0
Obligation at December 31	$1,418.5	$1,337.4		$538.5	$475.5

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$933.6	$830.3	$230.8	$191.1
Actual return on plan assets	119.1	174.5	23.8	33.1
Employer contributions	166.0	23.5	35.8	29.8
Participant contributions	-	-	10.7	9.8
Benefit payments	(137.4)	(94.7)	(34.9)	(33.0)
Fair value of plan assets at December 31	$1,081.3	$933.6	$266.2	$230.8

*	In connection with the reduction in workforce discussed in Note 3, "Restructuring Expense," an insignificant curtailment loss was recognized.

Amounts recognized on Integrys Energy Group's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Current liabilities	$5.8	$7.5	$0.3	$0.3
Noncurrent liabilities	331.4	396.3	272.0	244.4
Total liabilities	$337.2	$403.8	$272.3	$244.7

The accumulated benefit obligation for all defined benefit pension plans was $1.2 billion and $1.1 billion at December 31, 2010, and 2009, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31
(Millions)	2010	2009
Projected benefit obligation	$1,418.5	$1,337.4
Accumulated benefit obligation	1,225.9	1,147.0
Fair value of plan assets	1,081.3	933.6

The following table shows the amounts that had not yet been recognized in Integrys Energy Group's net periodic benefit cost as of December 31.  Amounts related to the nonregulated entities are included in accumulated other comprehensive loss, while amounts related to the utilities are recorded as regulatory assets or liabilities.

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$38.8	$36.2	$2.0	$-
Prior service costs (credits)	0.7	0.9	(1.4)	(1.8)
Total	$39.5	$37.1	$0.6	$(1.8)
Net regulatory assets
Net actuarial loss	$429.3	$368.6	$98.6	$66.2
Prior service costs (credits)	16.1	21.1	(20.0)	(23.4)
Transition obligation	-	-	0.5	0.8
Merger related regulatory adjustment	-	71.5	-	38.7
Regulatory deferral *	-	4.5	-	(1.3)
Total	$445.4	$465.7	$79.1	$81.0

*
The PSCW authorized recovery for net increased 2009 WPS pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs occurred in 2010.

Integrys Energy Group recorded the PEC pension assets acquired and liabilities assumed at fair value at the February 2007 acquisition date.  However, through 2009, PGL and NSG continued to have rates set based on their historical basis of accounting, including amortizations of prior service costs (credits), actuarial losses, and transition obligations, which were recognized on the consolidated financial statements as regulatory assets at the purchase date.  Therefore, the amounts reflected in net periodic benefit cost through 2009 were based on the amount used in the rate-setting process for PGL and NSG.  The difference in the basis of accounting is shown as a merger related regulatory adjustment for 2009 in the table above.  Effective with the 2010 rate order, PGL and NSG reflect pension and other postretirement benefit costs in rates using Integrys Energy Group's accounting basis, which was established at the time of the February 2007 PEC merger.  As a result, the merger related regulatory adjustment was eliminated.  Pursuant to the 2010 rate order, a new regulatory asset was established for the remaining cumulative difference that existed between the accounting bases of PGL/NSG and Integrys Energy Group in the pension and other postretirement benefit obligations.  This regulatory asset, comprised of unrecognized benefit costs that existed prior to the PEC merger, is not included in the 2010 amounts in the table above.  Also, the amortization of this regulatory asset over the average remaining service lives of the participating employees is not included as a component of net periodic benefit cost.

The estimated net actuarial losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2011 are $19.0 million and $5.3 million, respectively.  The estimated net actuarial losses, prior service credits, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2011 are $4.6 million, $3.8 million, and $0.3 million, respectively.

The following table presents the components of the consolidated net periodic benefit costs for the plans:

	Pension Benefits			Other Benefits
(Millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$40.1	$38.9	$38.4	$16.3	$14.3	$15.7
Interest cost	80.0	80.9	76.2	27.5	26.5	26.4
Expected return on plan assets	(92.3)	(92.5)	(101.0)	(19.0)	(17.7)	(19.0)
Amortization of transition obligation	-	-	-	0.3	0.3	0.3
Amortization of prior service cost (credit)	5.3	5.0	5.1	(3.8)	(3.8)	(3.8)
Amortization of net actuarial loss (gain)	8.1	1.9	0.7	1.9	(1.5)	-
Amortization of merger related regulatory adjustment	-	20.0	9.6	-	3.3	2.1
Regulatory deferral *	4.5	(4.5)	-	(1.3)	1.3	-
Net periodic benefit cost	$45.7	$49.7	$29.0	$21.9	$22.7	$21.7

*
The PSCW authorized recovery for net increased 2009 WPS pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs occurred in 2010.

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.80%	6.15%	5.66%	5.96%
Rate of compensation increase	4.29%	4.26%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	7.5%	8.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2016	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	8.0%	8.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2016	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2010	2009	2008
Discount rate	6.15%	6.45%	6.40%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.26%	4.26%	4.27%

	Other Benefits
	2010	2009	2008
Discount rate	5.95%	6.48%	6.40%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	8.0%	9.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2013	2013
Assumed medical cost trend rate (over age 65)	8.5%	9.5%	10.5%
Ultimate trend rate	5.5%	5.5%	5.5%
Ultimate trend rate reached in	2013	2013	2013
Assumed dental cost trend rate	5.0%	5.0%	5.0%

Integrys Energy Group establishes its expected return on assets assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  Beginning in 2011, the expected return on assets assumption for the plans is 8.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported by Integrys Energy Group for the health care plans.  For the year ended December 31, 2010, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$6.4	$(5.2)
Effect on the health care component of the accumulated postretirement benefit obligation	68.2	(56.6)

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

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and to achieve asset returns that meet or exceed the plans' actuarial assumptions and that are competitive with like instruments employing similar investment strategies.  The portfolio diversification provides protection against significant concentrations of risk in the plan assets.  The target asset allocations for pension and other postretirement benefit plans that have significant assets are: 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in large-cap and small-cap companies.  Fixed income securities primarily include corporate bonds of companies from diversified industries, United States government securities, and mortgage-backed securities.

The Board of Directors established the Employee Benefits Administrator Committee (composed of members of management) to manage the operations and administration of all benefit plans and trusts.  The committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Pension and other postretirement benefit plan investments recorded at fair value were as follows, by asset class.  See Note 1(s), "Summary of Significant Accounting Policies – Fair Value," for information on the fair value hierarchy and the inputs used to measure fair value.

	December 31, 2010
	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$3.4	$34.0	$-	$37.4	$-	$9.8	$-	$9.8
Equity securities:
United States equity	125.3	299.1	-	424.4	28.3	73.8	-	102.1
International equity	75.9	247.6	-	323.5	14.6	48.7	-	63.3
Fixed income securities:
United States government	-	73.1	-	73.1	9.4	33.9	-	43.3
Foreign government	-	13.1	7.8	20.9	-	-	-	-
Corporate debt	-	143.2	2.0	145.2	-	21.9	-	21.9
Asset-backed securities	-	52.8	0.2	53.0	-	0.4	-	0.4
Other	-	5.1	-	5.1	3.0	-	-	3.0
Real estate securities	-	-	30.0	30.0	-	-	-	-
	204.6	868.0	40.0	$1,112.6	55.3	188.5	-	243.8
401(h) other benefit plan assets invested as pension assets *	(4.3)	(18.2)	(0.8)	(23.3)	4.3	18.2	0.8	23.3
Total	$200.3	$849.8	$39.2	$1,089.3	$59.6	$206.7	$0.8	$267.1

*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

	December 31, 2009
	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$2.1	$32.9	$-	$35.0	$-	$20.1	$-	$20.1
Equity securities:
United States equity	261.7	171.3	-	433.0	48.0	39.6	-	87.6
International equity	31.0	144.3	-	175.3	-	26.9	-	26.9
Fixed income securities:
United States government	-	109.6	-	109.6	-	32.4	-	32.4
Foreign government	-	12.4	0.4	12.8	-	1.5	-	1.5
Corporate debt	-	124.9	2.9	127.8	0.9	31.6	-	32.5
Asset-backed securities	-	39.3	-	39.3	-	9.0	-	9.0
Other	-	-	1.1	1.1	-	2.3	-	2.3
Real estate securities	-	-	24.9	24.9	-	-	-	-
	294.8	634.7	29.3	958.8	48.9	163.4	-	212.3
401(h) other benefit plan assets invested as pension assets *	(0.8)	(17.6)	(0.1)	(18.5)	0.8	17.6	0.1	18.5
Total	$294.0	$617.1	$29.2	$940.3	$49.7	$181.0	$0.1	$230.8
*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 measurements:

(Millions)	Foreign Government Debt	Corporate Debt	Asset-Backed Securities	Other Fixed Income Securities	Real Estate Securities	Total
Beginning balance at December 31, 2008	$0.7	$1.8	$0.1	$1.5	$35.8	$39.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	1.1	-	1.2	(12.2)	(9.1)
Relating to assets sold during the period	-	(0.4)	-	(0.5)	-	(0.9)
Purchases, sales, and settlements	0.1	0.7	-	(1.1)	1.3	1.0
Transfers in and/or out of Level 3	(1.2)	(0.3)	(0.1)	-	-	(1.6)
Ending balance at December 31, 2009	$0.4	$2.9	$-	$1.1	$24.9	$29.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.2)	0.3	-	-	3.8	3.9
Relating to assets sold during the period	-	-	-	(0.1)	-	(0.1)
Purchases, sales, and settlements	7.6	(1.2)	0.2	(1.0)	1.3	6.9
Ending balance at December 31, 2010	$7.8	$2.0	$0.2	$-	$30.0	$40.0

Cash Flows Related to Pension and Other Postretirement Benefit Plans

Integrys Energy Group's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  Integrys Energy Group expects to contribute $90.9 million to pension plans and $41.2 million to other postretirement benefit plans in 2011, dependent upon various factors affecting Integrys Energy Group, including its liquidity position and tax law changes.

The following table shows the payments, reflecting expected future service, that Integrys Energy Group expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2011	$107.9	$29.7	$(2.4)
2012	113.0	31.6	(2.6)
2013	115.7	33.6	(2.8)
2014	109.0	35.6	(3.0)
2015	114.2	38.1	(3.2)
2016-2020	619.1	229.7	(18.6)

Defined Contribution Benefit Plans

Integrys Energy Group maintains 401(k) Savings Plans for substantially all full-time employees and matches a percentage of employee contributions through an employee stock ownership plan (ESOP) or cash contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  The ESOP held 3.3 million shares of Integrys Energy Group's common stock (market value of $158.6 million) at December 31, 2010.  Certain employees participate in a discretionary profit-sharing contribution and/or cash match.  Certain employees who are not eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which Integrys Energy Group contributes certain amounts to an employee's account based on the employee's wages, age, and years of service.  Total costs incurred under all of these plans were $16.9 million in 2010, $16.8 million in 2009, and $17.4 million in 2008.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees and non-employee directors to defer payment of a portion of their compensation or fees on a pre-tax basis.  Non-employee directors can defer up to 100% of their director fees.  Compensation is generally deferred in the form of cash, indexed to certain investment options or Integrys Energy Group common stock with deemed dividends paid on the common stock automatically reinvested.

The deferred compensation arrangements for which distributions are made solely in Integrys Energy Group's common stock are classified as an equity instrument.  Changes in the fair value of the deferred compensation obligation are not recognized.  The deferred compensation obligation associated with Integrys Energy Group common stock was $26.3 million at December 31, 2010, and $24.2 million at December 31, 2009.

The portion of the deferred compensation obligation associated with deferrals that allow for distribution in cash is classified as a liability on the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation.  The obligation classified within other long-term liabilities was $36.2 million at December 31, 2010, and $32.1 million at December 31, 2009.  The costs incurred under this arrangement were $3.5 million in 2010, $4.0 million in 2009, and $1.9 million in 2008.

The deferred compensation programs are partially funded through shares of Integrys Energy Group's common stock that are held in a rabbi trust.  The common stock held in the rabbi trust is classified as a reduction of equity in a manner similar to accounting for treasury stock.  The total cost of Integrys Energy Group's common stock held in the rabbi trust was $18.5 million at December 31, 2010, and $17.2 million at December 31, 2009.

NOTE 18--PREFERRED STOCK OF SUBSIDIARY

Integrys Energy Group's subsidiary, WPS, has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value.  Outstanding shares were as follows at December 31:

(Millions, except share amounts)
	2010		2009
Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
5.00%	130,692	$13.1	130,692	$13.1
5.04%	29,898	3.0	29,898	3.0
5.08%	49,905	5.0	49,905	5.0
6.76%	150,000	15.0	150,000	15.0
6.88%	150,000	15.0	150,000	15.0
Total	510,495	$51.1	510,495	$51.1

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

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 19--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at December 31, 2010, and 2009, was as follows:

	2010			2009
	Shares	Average Cost		Shares	Average Cost
Common stock issued	77,781,685			76,418,843
Less:
Deferred compensation rabbi trust	425,273	$43.55	(1)	402,839	$42.58	(1)
Restricted stock	6,333	$58.65	(2)	35,861	$55.33	(2)
Total shares outstanding	77,350,079			75,980,143

(1)	Based on Integrys Energy Group's stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)	Based on the grant date fair value of the restricted stock.

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  These stock issuances increased equity $55.8 million in 2010.  From January 1, 2010, to February 10, 2010, and during 2009 and 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

Integrys Energy Group's common stock shares
Balance at December 31, 2007	76,434,095
Restricted stock shares cancelled	(4,058)
Balance at December 31, 2008	76,430,037
Restricted stock shares cancelled	(11,194)
Balance at December 31, 2009	76,418,843
Shares issued
Stock Investment Plan	752,360
Stock-based compensation	592,237
Rabbi trust shares	35,000
Restricted stock shares cancelled	(16,755)
Balance at December 31, 2010	77,781,685

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for 2010 excluded 1.4 million out-of-the-money stock options that had an anti-dilutive effect.  The effects of an insignificant number of in-the-money securities were not included in the computation for 2009, because there was a net loss during the period, which would have caused the impact to be anti-dilutive.  The 2009 calculation of diluted earnings per share also excluded 2.7 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for 2008 excluded 2.2 million out-of-the-money stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

(Millions, except per share amounts)	2010	2009	2008

Numerator:
Net income (loss) from continuing operations	$223.5	$(70.3)	$114.8
Discontinued operations, net of tax	0.2	2.8	4.7
Preferred stock dividends of subsidiary	(3.1)	(3.1)	(3.1)
Noncontrolling interest in subsidiaries	0.3	1.0	0.1
Net income (loss) attributed to common shareholders	$220.9	$(69.6)	$116.5

Denominator:
Average shares of common stock – basic	77.5	76.8	76.7
Effect of dilutive securities
Stock-based compensation	0.5	-	0.3
Average shares of common stock – diluted	78.0	76.8	77.0

Earnings (loss) per common share
Basic	$2.85	$(0.91)	$1.52
Diluted	2.83	(0.91)	1.51

Dividends per common share declared	$2.72	$2.72	$2.68

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at December 31, 2010, and 2009, were:

(Millions)	2010	2009
Cash flow hedges (1)	$(20.4)	$(24.9)
Unrecognized pension and other postretirement benefit costs (2)	(24.3)	(21.5)
Foreign currency translation	-	2.4
Total accumulated other comprehensive loss	$(44.7)	$(44.0)

(1)	Includes tax benefits of $13.9 million and $18.6 million at December 31, 2010, and 2009, respectively.
(2)	Includes tax benefits of $15.8 million and $13.8 million at December 31, 2010, and 2009, respectively.

NOTE 20--STOCK-BASED COMPENSATION

In May 2010, Integrys Energy Group's shareholders approved the 2010 Omnibus Incentive Compensation Plan (2010 Omnibus Plan).  Under the provisions of the 2010 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,000,000 shares, plus any shares remaining or forfeited under prior plans, and no more than 900,000 shares of stock, plus shares remaining or forfeited under prior plans, can be granted as full value shares in the form of performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans continue to exist for purposes of the existing outstanding stock-based compensation awards.  At December 31, 2010, stock options, performance stock rights, and restricted shares and restricted share units were outstanding under the various plans.

Performance stock rights, restricted shares, and restricted share units were accounted for as equity awards through June 30, 2010.  However, in the third quarter of 2010, Integrys Energy Group determined that these awards should have been accounted for as liability awards due to certain changes to the deferred compensation plan approved by Integrys Energy Group's Board of Directors in the fourth quarter of 2007.  In the third quarter of 2010, consistent with the guidance in the Stock Compensation Topic of the FASB ASC, Integrys Energy Group began accounting for performance stock rights, restricted shares, and restricted share units as liability awards, which are required to be recorded at fair value each reporting period.  The cumulative effect of this change related to periods prior to the third quarter of 2010 was a decrease in net income from continuing operations and net income attributed to common shareholders of $2.4 million.  Management determined that this amount was not material to prior periods and recorded the cumulative effect in earnings in the third quarter of 2010.

Stock Options

Under the provisions of the 2010 Omnibus Plan, no single employee who is the chief executive officer of Integrys Energy Group or any of the other three highest compensated officers of Integrys Energy Group and its subsidiaries can be granted options for more than 1,000,000 shares during any calendar year.  No stock options will have a term longer than ten years.  The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted.  Generally, one-fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date.

The fair values of stock option awards granted were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current and historical dividend rate.  Integrys Energy Group's expected stock price volatility was estimated using its 10-year historical volatility.  The following table shows the weighted-average fair values per stock option along with the assumptions incorporated into the valuation models:

	2010	2009	2008
Weighted-average fair value per option	$5.30	$3.83	$4.52
Expected term	6 years	8 - 9 years	7 years
Risk-free interest rate	2.38%	2.50% - 2.78%	3.40%
Expected dividend yield	5.46%	5.50%	5.00%
Expected volatility	25%	19%	17%

Compensation cost recognized for stock options during 2010, 2009, and 2008, was $2.3 million, $2.0 million, and $2.6 million, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2010, $1.3 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises was $18.8 million during 2010.  Cash received from option exercises during 2009 was not significant and was $3.3 million during 2008.  The tax benefit realized from these option exercises was not significant in 2010, 2009, and 2008.

A summary of stock option activity for 2010, and information related to outstanding and exercisable stock options at December 31, 2010, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2009	3,133,286	$47.06
Granted	554,092	41.58
Exercised	(486,624)	38.56		$4.9
Forfeited	(110,808)	41.58		0.8
Expired	(97,247)	48.55		0.1
Outstanding at December 31, 2010	2,992,699	$47.59	6.27	$8.0
Exercisable at December 31, 2010	1,852,573	$49.75	5.09	$2.2

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at December 31, 2010.  This is calculated as the difference between Integrys Energy Group's closing stock price on December 31, 2010, and the option exercise price, multiplied by the number of in-the-money stock options.  The intrinsic value of options exercised was not significant during 2009 and 2008.

Performance Stock Rights

Performance stock rights vest over a three-year performance period and are paid out in shares of Integrys Energy Group's common stock or an employee may elect to defer the value of the award into the deferred compensation plan.  No single employee who is the chief executive officer of Integrys Energy Group or any of the other three highest compensated officers of Integrys Energy Group and its subsidiaries can receive a payout in excess of 250,000 performance shares during any calendar year.  The number of shares paid out is calculated by multiplying a performance percentage by the number of outstanding stock rights at the completion of the vesting period.  The performance percentage is based on the total shareholder return of Integrys Energy Group's common stock relative to the total shareholder return of a peer group of companies.  The payout may range from 0% to 200% of target.

Performance stock rights are accounted for as liability awards and are remeasured each reporting period throughout the requisite service period.  The fair values of performance stock rights were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current and historical dividend rate.  The expected volatility was estimated using three years of historical data.

	2010	2009	2008
Risk-free interest rate	0.21% - 0.56%	1.38%	2.18%
Expected dividend yield	5.34%	5.50%	5.50%
Expected volatility	20% - 34%	26%	17%

Compensation cost recorded for performance stock rights for 2010, 2009, and 2008 was $10.0 million, $4.6 million, and $5.2 million, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2010, $3.1 million of compensation cost related to unvested and outstanding performance stock rights was expected (based on the value of these awards at the reporting date) to be recognized over a weighted-average period of 1.8 years.

A summary of the activity related to performance stock rights for the year ended December 31, 2010, is presented below:

Performance Stock Rights
Outstanding at December 31, 2009	301,090
Granted	150,481
Distributed	(45,847)
Adjustment for final payout	(26,009)
Forfeited	(38,077)
Outstanding at December 31, 2010	341,638

Restricted Shares and Restricted Share Units

A portion of the long-term incentive is awarded in the form of restricted shares and restricted share units.  Most of these awards have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other common shareholders, whereas restricted share unit recipients receive dividend credits and do not have voting rights.  Restricted shares and restricted share units are accounted for as liability awards and are remeasured each period based on Integrys Energy Group's closing stock price at the reporting date.  Compensation cost recognized for these awards was $10.1 million, $4.9 million, and $4.2 million during 2010, 2009, and 2008, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2010, $11.7 million of compensation cost related to these awards was expected (based on the value of these awards at the reporting date) to be recognized over a weighted-average period of 2.5 years.

A summary of the activity related to restricted share and restricted share unit awards for the year ended December 31, 2010, is presented below:

Restricted Shares and Restricted Share Unit Awards
Outstanding at December 31, 2009	346,858
Granted	210,922
Vested	(106,153)
Forfeited	(46,265)
Outstanding at December 31, 2010	405,362

NOTE 21--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, Integrys Energy Group implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  Integrys Energy Group has variable interests in two entities through power purchase agreements relating to the cost of fuel.  One of these purchased power agreements reimburses an independent power producing entity for coal costs relating to purchased energy.  There is no obligation to purchase energy under the agreement.  This contract expires in 2016.  The other agreement contains a tolling arrangement in which Integrys Energy Group supplies the scheduled fuel and purchases capacity and energy from the facility.  This contract also expires in 2016.  As of December 31, 2010, and December 31, 2009, Integrys Energy Group had approximately 535 megawatts of capacity available under these agreements.

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

At December 31, 2010, the assets and liabilities on the Consolidated Balance Sheets that related to the involvement with these variable interest entities pertained to working capital accounts and represented the amounts owed by Integrys Energy Group for current deliveries of power.  Integrys Energy Group has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entities.

In 2008, Integrys Energy Group's subsidiary, Integrys Energy Services, contributed certain assets to LGS Renewables I, L.C. (LGS) in exchange for a 50% interest in the entity.  Simultaneously, Integrys Energy Services entered into a loan agreement with LGS to finance the development and construction of a pipeline project to provide landfill gas to a customer.  Integrys Energy Group determined at the time that the entity was a variable interest entity and that Integrys Energy Services was the primary beneficiary of the entity.  Integrys Energy Group updated its conclusion upon implementation of the new standard and continued to conclude that Integrys Energy Services was the primary beneficiary.  In July 2010, Integrys Energy Services purchased the remaining 50% ownership interest in LGS from LGS Development, L.P. and became the sole owner.

NOTE 22--FAIR VALUE

Fair Value Measurements

The following tables show Integrys Energy Group's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
FTRs	$-	$-	$3.1	$3.1
Natural gas contracts	0.6	3.2	-	3.8
Petroleum product contracts	0.6	-	-	0.6
Coal contract	-	-	3.7	3.7
Nonregulated Segments
Natural gas contracts	60.7	100.7	34.6	196.0
Electric contracts	29.5	69.8	17.4	116.7
Interest rate swaps	-	0.9	-	0.9
Foreign exchange contracts	0.1	1.4	-	1.5
Total Risk Management Assets	$91.5	$176.0	$58.8	$326.3

Risk Management Liabilities
Utility Segments
FTRs	$-	$-	$0.2	$0.2
Natural gas contracts	3.7	22.3	-	26.0
Coal contract	-	-	1.2	1.2
Nonregulated Segments
Natural gas contracts	66.8	110.4	4.4	181.6
Electric contracts	45.0	101.5	32.3	178.8
Foreign exchange contracts	1.4	0.1	-	1.5
Total Risk Management Liabilities	$116.9	$234.3	$38.1	$389.3

Long-term debt hedged by fairvalue hedge	$-	$50.9	$-	$50.9

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$284.9	$439.6	$1,593.0	$2,317.5
Other	0.1	-	-	0.1
Liabilities
Risk management liabilities	336.4	582.2	1,471.6	2,390.2
Long-term debt hedged by fair value hedge	-	52.6	-	52.6

The risk management assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 2, "Risk Management Activities."

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy during 2010.

Nonregulated Segments – Electric Contracts
(Millions)	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$(10.1)	$(18.0)
Transfers into Level 2 from	$(0.2)	N/A	2.6
Transfers into Level 3 from	-	(4.9)	N/A

Nonregulated Segments – Natural Gas Contracts
(Millions)	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$0.1	$-
Transfers into Level 2 from	$-	N/A	0.8
Transfers into Level 3 from	-	1.7	N/A

Derivatives are transferred between the levels of the fair value hierarchy primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$-	$121.4
Net realized and unrealized gains (losses) included in earnings	38.9	(65.1)	5.3	-	(20.9)
Net unrealized (losses) gains recorded as regulatory assets or liabilities	-	-	(1.1)	2.5	1.4
Net unrealized losses included in other comprehensive loss	-	(3.1)	-	-	(3.1)
Net purchases and settlements	(41.0)	(43.7)	(4.8)	-	(89.5)
Net transfers into Level 3	1.7	(4.9)	-	-	(3.2)
Net transfers out of Level 3	(0.8)	15.4	-	-	14.6
Balance at the end of the period	$30.2	$(14.9)	$2.9	$2.5	$20.7

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$38.9	$(65.1)	$-	$-	$(26.2)

(Millions)	2009	2008
Balance at the beginning of period	$182.0	$44.6
Net realized and unrealized gain (loss) included in earnings	32.0	(44.7)
Net unrealized gain (loss) recorded as regulatory assets or liabilities	2.2	(8.7)
Net unrealized gain (loss) included in other comprehensive loss	16.3	(35.0)
Net purchases and settlements	(36.0)	2.5
Net transfers in/out of Level 3	(75.1)	223.3
Balance at the end of the period	$121.4	$182.0

Net unrealized gain (loss) included in earnings related to instruments still held at the end of the period	$35.4	$(55.3)

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

	2010		2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,638.5	$2,687.8	$2,511.2	$2,543.6
Preferred stock of subsidiary	51.1	46.8	51.1	44.3

The fair values of long-term debt instruments are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity, without considering the effect of third-party credit enhancements.  The fair values of preferred stock of subsidiary are estimated based on quoted market prices when available, or by using a perpetual dividend discount model.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 23--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows at December 31:

(Millions)	2010	2009	2008
Equity earnings on investments	$78.3	$76.1	$67.8
Gain (loss) on foreign currency translation *	4.7	(0.1)	0.9
Interest and dividend income	3.7	5.6	5.0
Key executive life insurance income	3.1	2.3	2.7
Equity portion of AFUDC	1.6	6.0	5.5
Weston 4 ATC interconnection agreement interest	-	-	2.5
(Loss) gain on sale of property	(0.1)	1.8	4.8
Other	0.2	(2.7)	(1.9)
Total miscellaneous income	$91.5	$89.0	$87.3

*
The foreign currency translation gains that had accumulated in OCI were reclassified from OCI to miscellaneous income when Integrys Energy Services substantially completed the liquidation of its Canadian subsidiaries during 2010.  At December 31, 2010, no amounts remained in accumulated OCI related to foreign currency translation.

NOTE 24--REGULATORY ENVIRONMENT

Wisconsin

2011 Rates

On January 13, 2011, the PSCW issued a final written order for WPS authorizing an electric rate increase of $21.0 million, excluding the impact of a $15.2 million estimated fuel refund (including carrying costs) from 2010, and requiring an $8.3 million decrease in natural gas rates, effective January 14, 2011.  The new rates reflect a 10.30% return on common equity and a common equity ratio of 51.65% in WPS's regulatory capital structure.  The order also adopted new electric fuel rules effective January 1, 2011.  The rulemaking process to implement the new fuel rules is expected to be complete in March 2011.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010, and the 2010 fuel cost over-collections were made subject to refund as of that date.  As of December 31, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers throughout 2011 was $15.2 million, which was recorded as a short-term regulatory liability.

2009 Rates

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program, which allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral or refund is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and does not cover large commercial and industrial customers.

2008 Rates

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million, and on February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 electric rates for increased fuel and purchased power costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin electric retail customers, which resulted in a credit to customers' bills in March and April 2009.

Michigan

2011 UPPCO Rates

On December 21, 2010, the MPSC issued an order approving a settlement agreement for UPPCO authorizing a retail electric rate increase of $8.9 million, effective January 1, 2011.  The new rates reflect a 10.30% return on common equity and a common equity ratio of 54.86% in UPPCO's regulatory capital structure.  The order requires that UPPCO terminate its uncollectibles expense tracking mechanism (discussed below) after the close of December 2010 business, but retains the decoupling mechanism.

2010 UPPCO Rates

On December 16, 2009, the MPSC issued a final written order for UPPCO authorizing a retail electric rate increase of $6.5 million, effective January 1, 2010.  The new rates reflected a 10.90% return on common equity and a common equity ratio of 54.83% in UPPCO's regulatory capital structure.  The order included approval of a decoupling mechanism, as well as an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, both effective January 1, 2010.

2010 MGU Rates

On December 16, 2009, the MPSC issued a final written order authorizing MGU a retail natural gas rate increase of $3.5 million, effective January 1, 2010.  The new rates reflect a 10.75% return on common equity and a common equity ratio of 50.26% in MGU's regulatory capital structure.  The order included approval of an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, effective January 1, 2010.  The MPSC also granted a decoupling mechanism for MGU, which adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers, effective January 1, 2010.

2009 MGU Rates

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The new rates reflected a 10.45% return on common equity and a common equity ratio of 50.01% in MGU's regulatory capital structure.

2008 WPS Rates

On December 4, 2007, the MPSC issued a final written order for WPS authorizing a retail electric rate increase of $0.6 million, effective December 5, 2007.  The new rates reflected a 10.60% return on common equity and a common equity ratio of 56.39% in WPS's regulatory capital structure.

Illinois

2011 Rate Cases

On February 15, 2011, PGL and NSG filed applications with the ICC to increase retail natural gas rates $125.4 million and $8.7 million, respectively, with rates expected to be effective in January 2012.  The filings for both PGL and NSG include requests for an 11.25% return on common equity and a common equity ratio of 56.00% in their regulatory capital structures.  PGL and NSG each requested that the ICC make their decoupling mechanisms permanent.

2010 Rates

On January 21, 2010, the ICC issued a final order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56.00% in PGL's regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56.00% in NSG's regulatory capital structure.  The ICC approved a rider mechanism to recover the costs, above an annual baseline, of an accelerated natural gas main replacement program by PGL through a special charge on customers' bills, known as Rider ICR.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  In June 2010, the ICC issued a rehearing order approving PGL's proposed baseline of $45.28 million with an annual escalation factor.  Recovery of costs for the accelerated gas main replacement program will begin in 2011 with the first Rider ICR charges being effective April 1, 2011.  The AG, the Citizens Utility Board, PGL, and NSG filed appeals with the Illinois Appellate Court, First District.

On September 30, 2010, the Illinois Appellate Court, Second District, issued a decision which, among other things, rejected the ICC's approval of a Commonwealth Edison Company (ComEd) cost recovery mechanism for system modernization in the form of advanced metering technology (also called "smart grid") because it was improper single issue ratemaking.  Single issue ratemaking is one of the arguments raised in the pending appeal of NSG's and PGL's decoupling mechanism approved in the 2008 rate case, and the pending appeal of Rider ICR.  Integrys Energy Group is evaluating the decision of the Illinois Appellate Court, Second District, in light of other, contrary precedents, and whether differences in the decoupling mechanism and Rider ICR distinguish them from ComEd's rider.  The appeal involving the decoupling mechanism is pending before the Illinois Appellate Court, Second District.  The appeal involving Rider ICR is pending before the Illinois Appellate Court, First District.

2009 Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  Under SB 1918, PGL and NSG filed a rider with the ICC in September 2009 to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers, which PGL and NSG began offering as a transition program in 2010, with a permanent program to begin no later than September 1, 2011.  Additionally, SB 1918 requires an on-bill financing program that PGL and NSG will begin in June 2011, which allows certain residential customers of PGL and NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back over time through a charge on their utility bill.  Finally, SB 1918 requires an EEP to meet specified energy efficiency standards, which is pending before the ICC, with the first program year beginning June 2011.

2008 Rates

On February 5, 2008, the ICC issued a final order authorizing a retail natural gas rate increase of $71.2 million for PGL, and requiring a retail natural gas rate decrease of $0.2 million for NSG, both effective February 14, 2008.  The rates for PGL reflected a 10.19% return on common equity and a common equity ratio of 56.00% in PGL's regulatory capital structure.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56.00% in NSG's regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.

The ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from interveners, which only affected PGL.  The ICC approved a stipulation resolving the rehearing issue.  Following the stipulation approval, PGL, NSG and four other parties filed appeals with the Illinois Appellate Court regarding the decoupling mechanism.  In December 2010, the Illinois Appellate Court, First District, concluded it lacked jurisdiction over the appeals and transferred the matter to the Illinois Appellate Court, Second District.

Minnesota

2011 Rates

On November 30, 2010, MERC filed an application with the MPUC to increase retail natural gas rates by $15.2 million, with interim rates effective February 2011, and final rates effective during the first quarter of 2012.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 50.20% in MERC's regulatory capital structure.  On January 28, 2011, the MPUC approved an interim rate order authorizing MERC a retail natural gas rate increase of $7.5 million, effective February 1, 2011.  The interim rates reflect a 10.21% return on common equity and a common equity ratio of 50.20% in MERC's regulatory capital structure.

2010 Rates

On December 4, 2009, the MPUC approved a final written order authorizing MERC a retail natural gas rate increase of $15.4 million, effective January 1, 2010.  The new rates reflected a 10.21% return on common equity and a common equity ratio of 48.77% in MERC's regulatory capital structure.  Since the final approved rate increase was lower than the interim rate increase that went into effect in October 2008, refunds of $5.5 million were made to customers in March 2010.  MERC also received MPUC approval in 2010 to increase its per therm cost recovery charges related to its conservation improvement program.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the PJM Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they would no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

Integrys Energy Services initially expensed all but $4.5 million of the total $19.2 million of billings received for the 16-month transitional period, as it was considered probable that at least $4.5 million of the billings would be recovered due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings.  Subsequent to receiving the billings, Integrys Energy Services reached settlement agreements with vendors for a combined $1.6 million, reducing the $4.5 million receivable balance to approximately $3 million.

In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in substantial agreement with all of Integrys Energy Services' positions, and on May 21, 2010, the FERC issued its Final Order on the Initial Decision.  In the Final Order, the FERC ruled favorably for Integrys Energy Services on two issues, which are anticipated to result in additional refunds of approximately $2 million, but reversed the rulings of the Initial Decision on nearly every other substantive issue.  As a result of this ruling, Integrys Energy Services expensed, as a component of margin, approximately $1 million in the second quarter of 2010, as only about $2 million of the approximate $3 million receivable balance remained probable of collection from counterparties.  Integrys Energy Services and numerous other parties filed for rehearing of the FERC's Final Order.  A number of related orders will be considered for judicial review.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.

NOTE 25--SEGMENTS OF BUSINESS

The Segment Reporting Topic of the FASB ASC requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

During the fourth quarter of 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  As such, certain previously reported amounts have been retrospectively adjusted.  See Note 1(d), "Change in Accounting Policy," for more information.

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At December 31, 2010, Integrys Energy Group reported five segments, which are described below.

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

●
Integrys Energy Services is a diversified nonregulated retail energy supply and services company that primarily sells electricity and natural gas to commercial, industrial, and residential customers in deregulated markets.  In addition, Integrys Energy Services invests in energy assets with renewable attributes.

●
The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investment in WRPC are also included in the holding company and other segment.

The tables below present information for the respective years pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
2010 (Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$2,056.4	$1,312.1	$-	$3,368.5	$1,822.5	$12.2	$-	$5,203.2
Intersegment revenues	0.8	26.8	-	27.6	1.2	-	(28.8)	-
Impairment losses on property, plant, and equipment	-	-	-	-	43.2	-	-	43.2
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	14.1	-	-	14.1
Restructuring expense	(0.2)	(0.3)	-	(0.5)	8.3	0.1	-	7.9
Depreciation and amortization expense	130.9	94.7	-	225.6	17.2	23.0	-	265.8
Miscellaneous income (expense)	1.6	1.5	77.6	80.7	9.1	41.9	(40.2)	91.5
Interest expense (income)	49.7	43.9	-	93.6	6.7	87.8	(40.2)	147.9
Provision (benefit) for income taxes	65.3	63.1	31.4	159.8	3.6	(15.2)	-	148.2
Net income (loss) from continuing operations	84.6	112.3	46.2	243.1	2.8	(22.4)	-	223.5
Discontinued operations	-	-	-	-	0.2	-	-	0.2
Preferred stock dividends of subsidiary	(0.6)	(2.5)	-	(3.1)	-	-	-	(3.1)
Noncontrolling interest in subsidiaries	-	-	-	-	0.3	-	-	0.3
Net income (loss) attributed to common shareholders	84.0	109.8	46.2	240.0	3.3	(22.4)	-	220.9
Total assets	4,828.1	2,929.8	416.3	8,174.2	1,234.8	1,666.7	(1,258.9)	9,816.8
Cash expenditures for long-lived assets	133.6	87.2	-	220.8	15.2	22.8	-	258.8

	Regulated Operations				Nonutility and Nonregulated Operations
2009 (Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$2,236.9	$1,258.9	$-	$3,495.8	$3,992.5	$11.5	$-	$7,499.8
Intersegment revenues	0.6	42.7	-	43.3	1.5	-	(44.8)	-
Impairment losses on property, plant, and equipment	-	-	-	-	0.7	-	-	0.7
Net loss on Integrys Energy Services dispositions related to strategy change	-	-	-	-	28.9	-	-	28.9
Restructuring expense	6.9	8.6	-	15.5	27.2	0.8	-	43.5
Goodwill impairment loss	291.1	-	-	291.1	-	-	-	291.1
Depreciation and amortization expense	106.1	90.3	-	196.4	19.0	15.2	-	230.6
Miscellaneous income (expense)	3.1	4.8	75.3	83.2	6.0	46.5	(46.7)	89.0
Interest expense (income)	52.2	41.6	-	93.8	13.1	104.6	(46.7)	164.8
Provision (benefit) for income taxes	7.8	51.4	29.8	89.0	19.0	(24.3)	-	83.7
Net income (loss) from continuing operations	(171.5)	91.4	45.5	(34.6)	-	(35.7)	-	(70.3)
Discontinued operations	-	-	-	-	2.8	-	-	2.8
Preferred stock dividends of subsidiary	(0.6)	(2.5)	-	(3.1)	-	-	-	(3.1)
Noncontrolling interest in subsidiaries	-	-	-	-	1.0	-	-	1.0
Net income (loss) attributed to common shareholders	(172.1)	88.9	45.5	(37.7)	3.8	(35.7)	-	(69.6)
Total assets	4,675.7	2,834.7	395.9	7,906.3	3,547.5	1,462.7	(1,071.9)	11,844.6
Cash expenditures for long-lived assets	136.9	250.4	-	387.3	22.4	34.5	-	444.2

	Regulated Operations				Nonutility and Nonregulated Operations
2008 (Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$3,025.3	$1,284.6	$-	$4,309.9	$9,726.5	$11.4	$-	$14,047.8
Intersegment revenues	0.6	44.3	-	44.9	8.7	0.6	(54.2)	-
Impairment losses on property, plant, and equipment	-	-	-	-	0.5	-	-	0.5
Goodwill impairment loss	6.5	-	-	6.5	-	-	-	6.5
Depreciation and amortization expense	108.3	84.3	-	192.6	14.5	14.3	-	221.4
Miscellaneous income (expense)	7.0	6.0	66.1	79.1	8.7	45.4	(45.9)	87.3
Interest expense (income)	56.6	36.7	-	93.3	12.1	98.6	(45.9)	158.1
Provision (benefit) for income taxes	57.1	48.1	26.4	131.6	(46.3)	(24.2)	-	61.1
Net income (loss) from continuing operations	85.5	94.7	39.7	219.9	(75.4)	(29.7)	-	114.8
Discontinued operations	-	-	-	-	3.9	0.8	-	4.7
Preferred stock dividends of subsidiary	(1.0)	(2.1)	-	(3.1)	-	-	-	(3.1)
Noncontrolling interest in subsidiaries	-	-	-	-	0.1	-	-	0.1
Net income (loss) attributed to common shareholders	84.5	92.6	39.7	216.8	(71.4)	(28.9)	-	116.5
Total assets	5,173.8	2,752.4	346.9	8,273.1	5,046.4	2,144.3	(1,195.1)	14,268.7
Cash expenditures for long-lived assets	237.3	207.4	-	444.7	68.1	20.0	-	532.8

Geographic Information (Millions)	2010		2009		2008
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$5,199.7	$7,677.0	$6,628.5	$7,537.0	$11,639.3	$7,572.6
Canada *	3.5	-	871.3	-	2,408.5	20.0
Total	$5,203.2	$7,677.0	$7,499.8	$7,537.0	$14,047.8	$7,592.6

*	Revenues and assets of Canadian subsidiaries. Includes the impact in 2009 of the sale of Canadian operations at Integrys Energy Services.

NOTE 26--QUARTERLY FINANCIAL INFORMATION (Unaudited)

During the fourth quarter of 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  As such, certain previously reported amounts have been retrospectively adjusted.  See Note 1(d), "Change in Accounting Policy," for more information.

As Computed Under Deferral Method
(Millions, except share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Total revenues	$1,903.4	$1,014.8	$997.9	$1,287.1	$5,203.2
Operating income	119.4	136.2	39.2	133.3	428.1
Net income (loss) from continuing operations	50.4	79.6	21.1	72.4	223.5
Net income (loss)	50.5	79.6	21.1	72.5	223.7
Net income attributed to common shareholders	49.7	79.1	20.4	71.7	220.9
Earnings per common share (basic) *
Net income (loss) from continuing operations	0.65	1.02	0.26	0.92	2.85
Earnings (loss) per common share (basic)	0.65	1.02	0.26	0.92	2.85
Earnings per common share (diluted) *
Net income (loss) from continuing operations	0.64	1.02	0.26	0.91	2.83
Earnings (loss) per common share (basic)	0.64	1.02	0.26	0.91	2.83

2009
Total revenues	$3,200.8	$1,427.6	$1,297.8	$1,573.6	$7,499.8
Operating income (loss)	(145.0)	74.5	93.4	66.3	89.2
Net income (loss) from continuing operations	(179.3)	36.2	49.3	23.5	(70.3)
Net income (loss)	(179.3)	36.5	51.6	23.7	(67.5)
Net income (loss) attributed to common shareholders	(180.0)	35.9	51.3	23.2	(69.6)
Earnings per common share (basic) *
Net income (loss) from continuing operations	(2.35)	0.47	0.64	0.30	(0.95)
Earnings (loss) per common share (basic)	(2.35)	0.47	0.67	0.30	(0.91)
Earnings per common share (diluted) *
Net income (loss) from continuing operations	(2.35)	0.47	0.64	0.30	(0.95)
Earnings (loss) per common share (basic)	(2.35)	0.47	0.67	0.30	(0.91)

*
Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

As Computed Under Flow-Through Method
(Millions, except share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Total revenues	$1,903.4	$1,014.8	$997.9	$1,287.1	$5,203.2
Operating income	119.3	136.1	39.1	133.2	427.7
Net income (loss) from continuing operations	50.2	79.4	20.9	72.1	222.6
Net income (loss)	50.3	79.4	20.9	72.2	222.8
Net income attributed to common shareholders	49.5	78.9	20.2	71.4	220.0
Earnings per common share (basic) *
Net income (loss) from continuing operations	0.64	1.02	0.26	0.92	2.84
Earnings (loss) per common share (basic)	0.64	1.02	0.26	0.92	2.84
Earnings per common share (diluted) *
Net income (loss) from continuing operations	0.64	1.01	0.26	0.91	2.82
Earnings (loss) per common share (basic)	0.64	1.01	0.26	0.91	2.82

2009
Total revenues	$3,200.8	$1,427.6	$1,297.8	$1,573.6	$7,499.8
Operating income (loss)	(145.1)	72.9	93.3	66.3	87.4
Net income (loss) from continuing operations	(179.5)	35.0	49.1	23.8	(71.6)
Net income (loss)	(179.5)	35.3	51.4	24.0	(68.8)
Net income (loss) attributed to common shareholders	(180.2)	34.7	51.1	23.5	(70.9)
Earnings per common share (basic) *
Net income (loss) from continuing operations	(2.35)	0.45	0.64	0.31	(0.96)
Earnings (loss) per common share (basic)	(2.35)	0.45	0.67	0.31	(0.92)
Earnings per common share (diluted) *
Net income (loss) from continuing operations	(2.35)	0.45	0.63	0.31	(0.96)
Earnings (loss) per common share (basic)	(2.35)	0.45	0.66	0.31	(0.92)
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

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the accompanying consolidated balance sheets of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integrys Energy Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2011

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

Changes in Internal Controls

There were no changes in Integrys Energy Group's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the  Exchange Act ) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

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

Information required by this Item regarding the directors of Integrys Energy Group, Section 16 compliance, and the members of the Audit Committee and the Audit Committee financial expert can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 2011 (Proxy Statement), under the captions "Election of Directors," "Ownership of Voting Securities – Section 16(a) Beneficial Ownership Reporting Compliance," and "Board Committees," respectively.  Such information is incorporated by reference as if fully set forth herein.

Information regarding the executive officers of Integrys Energy Group can be found in this Annual Report on Form 10-K in Item 1, "Business – Executive Officers of Integrys Energy Group."

Integrys Energy Group has adopted a Code of Conduct, which serves as its Code of Business Conduct and Ethics.  The Code of Conduct applies to all of Integrys Energy Group's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and any other persons performing similar functions.  Integrys Energy Group has also adopted Corporate Governance Guidelines.

Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines, and charters of the board committees may be accessed on its website at www.integrysgroup.com by selecting "Investor" then selecting "Corporate Governance."  Amendments to, or waivers from, the Code of Conduct will be disclosed on the website within the prescribed time period.

ITEM 11.                      EXECUTIVE COMPENSATION

Information required by this Item regarding compensation paid by Integrys Energy Group to its directors and its "named executive officers" in 2010 can be found in Integrys Energy Group's Proxy Statement under the captions "Director Compensation," "Executive Compensation," and "Compensation Risk Assessment."  Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding the principal security holders of Integrys Energy Group and the security holdings of its directors and executive officers can be found in Integrys Energy Group's Proxy Statement under the caption "Ownership of Voting Securities – Beneficial Ownership."  Such information is incorporated by reference as if fully set forth herein.

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

For a summary of the fees billed to Integrys Energy Group (including its subsidiaries) by Deloitte & Touche LLP for professional services performed for 2010 and 2009 and the Audit Committee’s preapproval policies and procedures, please see Integrys Energy Group's Proxy Statement under the caption "Board Committees – Audit Committee."  Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2010, 2009, and 2008		69

	Consolidated Balance Sheets as of December 31, 2010 and 2009		70

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2010, 2009, and 2008		71

	Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009, and 2008		72

	Notes to Consolidated Financial Statements		73

	Report of Independent Registered Public Accounting Firm		143

(2)
Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I – Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	149

	B.	Balance Sheets	150

	C.	Statements of Cash Flows	151

	D.	Notes to Parent Company Financial Statements	152

	Schedule II – Integrys Energy Group, Inc. Valuation and Qualifying Accounts		155

(3)	Listing of all exhibits, including those incorporated by reference. See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2011.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Keith E. Bailey *	Director
Richard A. Bemis *	Director
William J. Brodsky *	Director
Albert J. Budney, Jr. *	Director
Pastora San Juan Cafferty *	Director
Ellen Carnahan *	Director
Robert C. Gallagher *	Director
Kathryn M. Hasselblad-Pascale *	Director
John W. Higgins *	Director
James L. Kemerling *	Director
Michael E. Lavin *	Director
William F. Protz, Jr. *	Director
Charles A. Schrock *	Director and Chairman

/s/ Charles A. Schrock	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2011
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2011
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 23, 2011
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 23, 2011

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions, except per share data)	2010	2009	2008

Equity earnings (loss) in excess of dividends from subsidiaries	$119.8	$(157.2)	$34.3
Dividends from subsidiaries	153.7	147.0	134.9
Income (loss) from subsidiaries	273.5	(10.2)	169.2
Investment income and other	29.9	25.5	19.4
Total income	303.4	15.3	188.6

Operating expense	6.3	6.3	3.4
Operating income	297.1	9.0	185.2

Interest expense	65.8	79.4	75.0

Income (loss) before taxes	231.3	(70.4)	110.2
Provision (benefit) for income taxes	10.6	2.0	(1.6)
Net income (loss) from continuing operations	220.7	(72.4)	111.8

Discontinued operations, net of tax	0.2	2.8	4.7
Net income (loss)	$220.9	$(69.6)	$116.5

Retained earnings, beginning of year	$337.0	$614.7	$701.9
Common stock dividends	(208.7)	(206.9)	(203.9)
Other	1.6	(1.2)	0.2
Retained earnings, end of year	$350.8	$337.0	$614.7

Average shares of common stock
Basic	77.5	76.8	76.7
Diluted	78.0	76.8	77.0

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$2.85	$(0.95)	$1.46
Discontinued operations, net of tax	-	0.04	0.06
Earnings (loss) per common share (basic)	$2.85	$(0.91)	$1.52

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$2.83	$(0.95)	$1.45
Discontinued operations, net of tax	-	0.04	0.06
Earnings (loss) per common share (diluted)	$2.83	$(0.91)	$1.51

Dividends per common share declared	$2.72	$2.72	$2.68

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$100.6	$19.0
Accounts receivable from related parties	34.1	38.7
Interest receivable from related parties	4.7	4.6
Receivable from related parties	12.9	-
Notes receivable from related parties	55.6	53.0
Other current assets	82.1	29.5
Current assets	290.0	144.8

Total investments in subsidiaries, at equity	4,057.8	3,954.0

Notes receivable from related parties	234.6	220.3
Property and equipment, net of accumulated depreciation of $0.9 and $0.7, respectively	5.0	5.2
Receivables from related parties	23.2	9.0
State deferred income taxes	26.3	27.9
Other	31.5	27.0
Total assets	$4,668.4	$4,388.2

Liabilities and Equity
Short-term debt to related parties	$487.0	$315.7
Short-term debt	-	205.1
Current portion of long-term debt to related parties	325.0	-
Current portion of long-term debt	-	65.6
Accounts payable to related parties	1.8	3.9
Interest payable to related parties	4.7	4.7
Accounts payable	1.1	0.6
Liabilities from risk management activities	-	1.9
Deferred income taxes	11.9	7.3
Other current liabilities	23.0	4.4
Current liabilities	854.5	609.2

Long-term debt to related parties	21.0	346.0
Long-term debt	804.7	554.7
Federal deferred income taxes	60.9	23.2
Payables to related parties	3.1	2.4
Other	18.4	2.7
Long-term liabilities	908.1	929.0

Commitments and contingencies

Total common shareholders' equity	2,905.8	2,850.0
Total liabilities and Equity	$4,668.4	$4,388.2

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2010	2009	2008
Operating Activities
Net income (loss)	$220.9	$(69.6)	$116.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(0.2)	(2.8)	(4.7)
Equity loss (income) from subsidiaries, net of dividends	(119.8)	157.2	(34.3)
Deferred income taxes	44.2	24.4	19.7
Gain on sale of investment	-	(0.4)	-
Other	21.0	23.7	7.9
Changes in working capital
Acounts receivables	1.4	0.5	1.2
Accounts receivables from related parties	4.4	(4.2)	20.3
Receivable from related parties	(12.9)	-	-
Other current assets	(54.5)	(2.4)	(25.2)
Accounts payable	0.4	0.5	(1.6)
Accounts payable to related parties	(2.0)	(44.6)	41.7
Other current liabilities	5.5	(7.4)	(30.4)
Net cash provided by operating activities	108.4	74.9	111.1

Investing Activities
Short-term notes receivable from related parties	(2.6)	97.9	(84.6)
Long-term notes receivable from related parties	(15.0)	(10.0)	-
Receivables from related parties	(14.2)	1.5	1.6
Equity contributions to subsidiaries	(57.8)	(56.1)	(163.0)
Return of capital from subsidiaries	78.0	155.5	83.4
Proceeds from sale of investment	0.4	0.5	-
Other	0.7	0.5	7.4
Net cash (used for) provided by investing activities	(10.5)	189.8	(155.2)

Financing Activities
Commercial paper, net	(205.1)	(47.7)	182.5
Notes payable to related parties	171.3	39.6	55.2
Issuance of notes payable	-	-	155.7
Issuance of short-term debt	-	-	50.0
Redemption of notes payable	-	(157.9)	-
Redemption of short-term debt	-	(50.0)	-
Issuance of long-term debt	250.0	155.0	-
Redemption of long-term debt	(65.6)	(150.0)	-
Issuance of common stock	33.2	-	-
Dividends paid on common stock	(186.1)	(206.9)	(203.9)
Other	(14.0)	(18.7)	(4.5)
Net cash (used for) provided by financing activities	(16.3)	(436.6)	235.0

Change in cash and cash equivalents	81.6	(171.9)	190.9
Cash and cash equivalents at beginning of year	19.0	190.9	-
Cash and cash equivalents at end of year	$100.6	$19.0	$190.9

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

D.     NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

SUPPLEMENTAL NOTES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation--For Parent Company only presentation, investments in subsidiaries are accounted for using the equity method.  The condensed Parent Company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Integrys Energy Group appearing in this Form 10-K.  The consolidated financial statements of Integrys Energy Group reflect certain businesses as discontinued operations.  In the Integrys Energy Group consolidated financial statements, $26.5 million assets were reported as held for sale and $0.3 million liabilities were reported as held for sale in 2009.  For Parent Company only presentation, the investments in discontinued operations are recorded in Investments in Subsidiary Companies.  The condensed Parent Company statements of income and statements of cash flows report the earnings and cash flows of these businesses as discontinued operations.

(b)  Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Parent Company Statements of Cash Flows:

(Millions)	2010	2009	2008
Cash paid for interest	$37.0	$57.3	$46.1
Cash paid for interest – related parties	20.2	23.6	24.9
Cash paid (received) for income taxes	13.6	(15.4)	27.2

Significant non-cash transactions were as follows:

(Millions)	2010	2009	2008
Equity issued for reinvested dividends	$22.6	$-	$-
Equity issued for stock-based compensation plans	3.0	-	-

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS – RELATED PARTIES

The following table shows the financial instruments included on the Balance Sheets of Integrys Energy Group Parent Company that are not recorded at fair value.

(Millions)	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term notes receivable from related parties	$234.6	$261.2	$220.3	$235.5
Current portion of long-term debt to related parties	325.0	325.7	-	-
Long-term debt to related parties	21.0	21.0	346.0	361.3

NOTE 3--SHORT-TERM NOTES RECEIVABLE – RELATED PARTIES

(Millions)	2010	2009
UPPCO	$9.0	$10.4
MERC	14.9	3.6
MGU	8.7	8.7
IBS	23.0	30.3
Total	$55.6	$53.0

NOTE 4--LONG-TERM NOTES RECEIVABLE – RELATED PARTIES

(Millions)		2010	2009
WPS
Series	Year Due
8.76%	2015	$3.4	$3.8
7.35%	2016	5.2	5.5

UPPCO
Series	Year Due
5.25%	2013	15.0	15.0
6.06%	2017	15.0	15.0
5.04%	2020	15.0	-

MERC
Series	Year Due
6.03%	2013	29.0	29.0
6.16%	2016	29.0	29.0
6.40%	2021	29.0	29.0

MGU
Series	Year Due
5.72%	2013	28.0	28.0
5.76%	2016	28.0	28.0
5.98%	2021	28.0	28.0

IBS
Series	Year Due
6.86%	2014	10.0	10.0

Total		$234.6	$220.3

NOTE 5--SHORT-TERM NOTES PAYABLE – RELATED PARTIES

(Millions)	2010	2009
Integrys Energy Services	$349.8	$218.7
PEC	137.2	97.0
Total	$487.0	$315.7

NOTE 6--LONG-TERM DEBT – RELATED PARTIES

(Millions)	2010	2009
Long-term notes to PEC due 2011 (1)	$325.0	$325.0
Long-term notes to Integrys Energy Services due 2021 (2)	21.0	21.0
Total	$346.0	$346.0
Less current portion	(325.0)	-
Total long-term debt – related parties	$21.0	$346.0

(1)
On September 28, 2007, Integrys Energy Group issued a $325.0 million long-term promissory note to PEC.  The note bears interest at a rate of 5.25% and matured in January 2011.  Proceeds of the note were used to reduce the balance of commercial paper outstanding.

(2)
Integrys Energy Group has a long-term note payable to Integrys Energy Services at December 31, 2010 and 2009 of $21.0 million.  The note bears interest at a rate that approximates current market rates and is due in 2021.

At December 31, 2010, Integrys Energy Group (Parent Company) was in compliance with all covenants relating to outstanding debt to the related parties.  A schedule of all principal debt payment amounts for Integrys Energy Group (Parent Company) is as follows:

Year ending December 31 (Millions)
2011	$325.0
2012	-
2013	-
2014	-
2015	-
Later years	21.0
Total payments	$346.0

NOTE 7--INCOME TAXES

The principal components of Integrys Energy Group’s deferred income tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2010	2009

Deferred income tax assets:
State capital and operating loss carryforwards	$9.9	$10.0
Employee benefits	4.5	6.1
Price risk management	3.3	-
Deferred deductions	0.3	0.5
Total deferred income tax assets	$18.0	$16.6

Deferred income tax liabilities:
Plant related	$53.6	$12.9
Price risk management	-	0.2
Other	10.9	6.1
Total deferred income tax liabilities	$64.5	$19.2

Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more.  The balance of the carryforwards of state net operating losses is $192.4 million for all states.  No valuation allowances have been established due to the reasonable certainty of the ability to realize the benefit of these losses in the future.

SCHEDULE II
INTEGRYS ENERGY GROUP
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2010, 2009, and 2008
(in Millions)

	Balance at	Additions	Additions (Subtractions)
	Beginning of	Charged to	Charged to		Balance at
Fiscal Year	Year	Expense	Other Accounts (1)	Reductions (2)	End of Year

2008	$56.0	$76.8	$5.6	$75.9	$62.5

2009	$62.5	$54.6	$15.1	$74.7	$57.5

2010	$57.5	$48.0	$(14.1)	$49.5	$41.9

(1) Represents additions (subtractions) charged to regulatory assets and amounts charged to tax liabilities related to revenue taxes and state use taxes uncollectible from customers.
(2) Represents amounts written off to the reserve, including any adjustments.

EXHIBIT INDEX

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Certain other instruments, which would otherwise be required to be listed below, have not been so listed as such instruments do not authorize long-term debt securities in an amount that exceeds 10% of the total assets of Integrys Energy Group and its subsidiaries on a consolidated basis.  Integrys Energy Group agrees to furnish a copy of any such instrument to the SEC upon request.

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

2.2* #
Purchase and Sale Agreement between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser, dated as of December 23, 2009.  (Incorporated by reference to Exhibit 2.2 to Integrys Energy Group’s Form 10-K/A filed April 23, 2010.)

2.3#
First Amendment to Purchase and Sale Agreement dated January 26, 2010, between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser.  (Incorporated by reference to Exhibit 2.3 to Integrys Energy Group’s Form 10-K/A filed April 23, 2010.)

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2	By-Laws of Integrys Energy Group, as amended through April 1, 2010. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed April 1, 2010.)

4.1
Senior Indenture, dated as of October 1, 1999, between Integrys Energy Group and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between Integrys Energy Group and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); Second Supplemental Indenture, dated as of November 1, 2002 between Integrys Energy Group and U.S. Bank National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002); Third Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group’s Form 8-K filed June 17, 2009); Fourth Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group (Incorporated by reference to Exhibit 4.2 to Integrys Energy Group’s Form 8-K filed June 17, 2009); and Fifth Supplemental Indenture, dated as of November 1, 2010, by and between

Integrys Energy Group and U.S. Bank National Association (Incorporated by reference to Exhibit 4 to Integrys Energy Group’s Form 8-K filed November 15, 2010).  All references to filings are those of Integrys Energy Group (File No. 1-11337).

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

4.3	Replacement Capital Covenant of Integrys Energy Group, Inc., dated December 1, 2010. (Incorporated by reference to Exhibit 99.1 to Integrys Energy Group Form 8-K filed November 15, 2010.)

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

4.7
First Mortgage and Deed of Trust, dated as of January 1, 1941, from WPS to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third

Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006); Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007); Fortieth Supplemental Indenture, dated as of December 1, 2008 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 4, 2008); Forty-First Supplemental Indenture, dated as of December 18, 2008 (Incorporated by reference to Exhibit 4.1 to Form 10-Q filed May 6, 2010); and 42nd Supplemental Indenture, dated as of April 25, 2010 (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed May 6, 2010).  All references to periodic reports are to those of WPS (File No. 1-3016).

4.8
Indenture, dated as of December 1, 1998, between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001, between WPS and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002, between WPS and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association

(successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007); and Eighth Supplemental Indenture, dated as of December 1, 2008, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association).  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 4, 2008.)  References to periodic reports are to those of WPS (File No. 1-3016).

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

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance

Authority dated as of January 1, 2005 (incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed February 9, 2005); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 7.00% Bonds, Series SS (incorporated by reference to Exhibit 4.11 to Integrys Energy Group’s Form 10-K filed February 26, 2009); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 8.00% Bonds, Series TT (incorporated by reference to Exhibit 4.11 to Integrys Energy Group’s Form 10-K filed February 26, 2009); Supplemental Indenture dated as of September 1, 2009, First and Refunding Mortgage 4.63% Bonds, Series UU (incorporated by reference to Exhibit 4.11 to Integrys Energy Group's Form 10-K/A filed April 23, 2010); Supplemental Indenture dated as of August 1, 2010, First Mortgage 2.125% Bonds, Series VV; and Supplemental Indenture dated as of October 1, 2010, First Mortgage 2.625% Bonds, Series WW.

4.12
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG - File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (Incorporated by reference to Exhibit 4(g) to PEC Form 10-Q filed May 13, 2003) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O.  (Incorporated by reference to Exhibit 4.12 to Integrys Energy Group’s Form 10-K filed February 26, 2009.)

10.1+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Phillip M. Mikulsky and Larry L. Weyers.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 10-K filed February 26, 2009.)

10.2+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Charles A. Schrock, Joseph P. O'Leary, Mark A. Radtke, Lawrence T. Borgard, Diane L. Ford, Daniel J. Verbanac, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed May 12, 2010.)

10.3+	Integrys Energy Group Executive Change in Control Severance Plan applicable to the following: William D. Laakso and James F. Schott.

10.4+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Performance NonQualified Stock Option Agreement approved December 7, 2005.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed December 13, 2005.)

10.5+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Performance NonQualified Stock Option Agreement approved December 7, 2006.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 8-K filed December 13, 2006.)

10.6+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.7+
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

10.11+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.3 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.12+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.4 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.13+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.14+
Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.14 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.15+
Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2011.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.16+
Integrys Energy Group Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed April 15, 2008.)

10.17+
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2011.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.18+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.19+	Integrys Energy Group 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-Q filed August 4, 2005.)

10.20+	Integrys Energy Group 2007 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.21+
Integrys Energy Group 2010 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 4 to Integrys Energy Group's Registration Statement on Form S-8 (Reg. No. 333-168540) filed August 5, 2010.)

10.22+	PEC Directors Stock and Option Plan as amended December 4, 2002. (Incorporated by reference to Exhibit 10(g) to PEC Form 10-Q, filed February 11, 2003 [File No. 1-05540].)

10.23+	PEC Directors Deferred Compensation Plan as amended and restated April 7, 2004. (Incorporated by reference to Exhibit 10(a) to PEC Form 10-Q filed August 4, 2005.)

10.24+	PEC Executive Deferred Compensation Plan amended as of December 4, 2002. (Incorporated by reference to Exhibit 10 (c) to PEC Form 10-Q filed February 11, 2003.)

10.25+
PEC 1990 Long-Term Incentive Compensation Plan as amended December 4, 2002.   (Incorporated by reference to Exhibit 10(d) to Quarterly Report on Form 10-Q of PEC for the quarterly period ended December 31, 2002, filed February 11, 2003 [File No. 1-05540].)

10.26+
Amended and Restated Trust under PEC Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003.  (Incorporated by reference to Exhibit 10 (a) to PEC Form 10-K filed December 11, 2003.)

10.27+
Amendment Number One to the Amended and Restated Trust under PEC Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006.  (Incorporated by reference to Exhibit 10(e) to PEC Form 10-K filed December 14, 2006.)

10.28
Credit Agreement with JPMorgan Chase Bank, N.A., U.S. Bank National Association, Wells Fargo Bank, National Association, KeyBank National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Lead Arrangers, Book Managers, and Global Coordinators, dated as of April 23, 2010.  (Incorporated by reference to Exhibit 10 to Integrys Energy Group’s Form 8-K filed April 29, 2010.)

10.29
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

10.30* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004.  (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004.)

10.31+
Incentive Agreement, dated as of April 2, 2009, between Integrys Energy Group and Mark A. Radtke.  (Incorporated by reference to Exhibit 10.29 to Integrys Energy Group's Form 10-K filed February 26, 2010.)

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

99.1
Proxy Statement for Integrys Energy Group's 2011 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

99.2	Financial Statements of American Transmission Company LLC.

101 ^
Financial statements from the Annual Report on Form 10-K of Integrys Energy Group, Inc. for the year ended December 31, 2010, filed on February 23, 2011, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

^
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