Form 10-Q
period 2011-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2011-05-05
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Street Chicago, Illinois 60601-6207 (312) 228-5400	39-1775292

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

Common stock, $1 par value, 78,290,072 shares outstanding at May 2, 2011

______________________________________________________________________________
______________________________________________________________________________

-i-

		Page
PART II.	OTHER INFORMATION	57

ITEM 1.	Legal Proceedings	57

ITEM 1A.	Risk Factors	57

ITEM 6.	Exhibits	57

Signature		58

EXHIBIT INDEX		59

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

101*
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended March 31, 2011, filed on May 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements tagged as blocks of text.

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

-ii-

Commonly Used Acronyms in this Quarterly Report on Form 10-Q

AMRP	Accelerated Main Replacement Program
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
CAA	Clean Air Act
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICR	Infrastructure Cost Recovery
IRS	United States Internal Revenue Service
ITC	Investment Tax Credit
LIFO	Last-in, First-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NOI	Notice of Intent
NOV	Notice of Violation
NSG	North Shore Gas Company
OCI	Other Comprehensive Income
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

-iii-

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of Integrys Energy Group's Annual Report on Form 10-K for the year ended December 31, 2010, as may be amended or supplemented in Part II, Item 1A of Integrys Energy Group's subsequently filed Quarterly Reports on Form 10-Q (including this report).  Other risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2011	2010

Utility revenues	$1,168.7	$1,256.6
Nonregulated revenues	458.4	646.8
Total revenues	1,627.1	1,903.4

Utility cost of fuel, natural gas, and purchased power	660.7	741.5
Nonregulated cost of fuel, natural gas, and purchased power	404.0	639.6
Operating and maintenance expense	264.7	270.8
Net (gain) loss on Integrys Energy Services' dispositions related to strategy change	(0.1)	39.8
Depreciation and amortization expense	62.3	64.1
Taxes other than income taxes	26.8	28.2
Operating income	208.7	119.4

Miscellaneous income	21.2	20.4
Interest expense	(34.8)	(39.4)
Other expense	(13.6)	(19.0)

Income before taxes	195.1	100.4
Provision for income taxes	71.7	50.0
Net income from continuing operations	123.4	50.4

Discontinued operations, net of tax	0.1	0.1
Net income	123.5	50.5

Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$122.7	$49.7

Average shares of common stock
Basic	78.3	76.9
Diluted	78.6	77.2

Earnings per common share (basic)
Net income from continuing operations	$1.57	$0.65
Discontinued operations, net of tax	-	-
Earnings per common share (basic)	$1.57	$0.65

Earnings per common share (diluted)
Net income from continuing operations	$1.56	$0.64
Discontinued operations, net of tax	-	-
Earnings per common share (diluted)	$1.56	$0.64

Dividends per common share declared	$0.68	$0.68

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2011	2010

Assets
Cash and cash equivalents	$195.3	$179.0
Collateral on deposit	37.6	33.3
Accounts receivable and accrued unbilled revenues, net of reserves of $43.1 and $41.9, respectively	873.0	832.1
Inventories	93.7	247.9
Assets from risk management activities	186.9	236.9
Regulatory assets	76.0	117.9
Deferred income taxes	77.8	67.7
Prepaid federal income tax and taxes receivable	141.2	142.7
Other current assets	189.3	192.9
Current assets	1,870.8	2,050.4

Property, plant, and equipment, net of accumulated depreciation of $2,944.3 and $2,900.2, respectively	4,997.9	5,013.4
Regulatory assets	1,493.2	1,495.1
Assets from risk management activities	79.1	89.4
Goodwill	642.5	642.5
Other long-term assets	540.1	526.0
Total assets	$9,623.6	$9,816.8

Liabilities and Equity
Short-term debt	$67.9	$10.0
Current portion of long-term debt	150.9	476.9
Accounts payable	409.1	453.0
Liabilities from risk management activities	230.7	289.6
Accrued taxes	108.5	90.2
Regulatory liabilities	77.0	75.7
Temporary LIFO liquidation credit	119.2	-
Other current liabilities	213.5	262.4
Current liabilities	1,376.8	1,657.8

Long-term debt	2,161.7	2,161.6
Deferred income taxes	945.2	860.5
Deferred investment tax credits	45.0	45.2
Regulatory liabilities	323.2	316.2
Environmental remediation liabilities	641.7	643.9
Pension and other postretirement benefit obligations	512.2	603.4
Liabilities from risk management activities	95.3	99.7
Asset retirement obligations	325.1	320.9
Other long-term liabilities	145.1	150.6
Long-term liabilities	5,194.5	5,202.0

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 78,225,735 shares issued; 77,855,023 shares outstanding	78.2	77.8
Additional paid-in capital	2,558.5	2,540.4
Retained earnings	420.7	350.8
Accumulated other comprehensive loss	(40.2)	(44.7)
Shares in deferred compensation trust	(16.1)	(18.5)
Total common shareholders' equity	3,001.1	2,905.8

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	0.1	0.1
Total liabilities and equity	$9,623.6	$9,816.8

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2011	2010
Operating Activities
Net income	$123.5	$50.5
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(0.1)	(0.1)
Depreciation and amortization expense	62.3	64.1
Recoveries and refunds of regulatory assets and liabilities	13.5	14.6
Net unrealized losses on nonregulated energy contracts	0.7	71.7
Bad debt expense	11.5	14.4
Pension and other postretirement expense	21.1	20.9
Pension and other postretirement contributions	(106.4)	(1.2)
Deferred income taxes and investment tax credits	67.2	27.4
(Gain) loss on sale of assets	(0.1)	38.6
Equity income, net of dividends	(3.0)	(3.2)
Other	10.2	(20.7)
Changes in working capital
Collateral on deposit	(5.2)	(54.7)
Accounts receivable and accrued unbilled revenues	(50.1)	(71.5)
Inventories	152.7	200.8
Other current assets	28.3	17.5
Accounts payable	(23.8)	(24.4)
Temporary LIFO liquidation credit	119.2	131.3
Other current liabilities	(26.0)	(56.6)
Net cash provided by operating activities	395.5	419.4

Investing Activities
Capital expenditures	(51.2)	(63.2)
Proceeds from the sale or disposal of assets	1.1	55.7
Capital contributions to equity method investments	(6.2)	(5.1)
Other	0.1	(3.2)
Net cash used for investing activities	(56.2)	(15.8)

Financing Activities
Short-term debt, net	57.9	(49.4)
Proceeds from sale of borrowed natural gas	-	20.7
Purchase of natural gas to repay natural gas loans	-	(2.0)
Repayment of long-term debt	(325.0)	(50.0)
Payment of dividends
Preferred stock of subsidiary	(0.8)	(0.8)
Common stock	(47.4)	(46.5)
Issuance of common stock	7.2	7.7
Payments made on derivative contracts related to divestitures classified as financing activities	(11.1)	(66.9)
Other	(3.8)	(1.9)
Net cash used for financing activities	(323.0)	(189.1)

Change in cash and cash equivalents - continuing operations	16.3	214.5
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	-	0.1
Net change in cash and cash equivalents	16.3	214.6
Cash and cash equivalents at beginning of period	179.0	44.5
Cash and cash equivalents at end of period	$195.3	$259.1

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1--FINANCIAL INFORMATION

The condensed consolidated financial statements of Integrys Energy Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Integrys Energy Group Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011.

Change in Accounting Policy

During the fourth quarter of 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  Under the flow-through method, which was used prior to this change in accounting policy, Integrys Energy Group reduced the provision for income taxes by the amount of the ITC in the year in which the credit was received.  Under the deferral method, Integrys Energy Group records the ITC as a deferred credit and amortizes such credit as a reduction to the provision for income taxes over the life of the asset that generated the ITC.

The change in accounting policy only impacted financial statement line items for the nonregulated energy services segment because the application of regulatory requirements resulted in deferral of such credits for the regulated utility segments.

The following table reflects the impacts of the change in accounting policy on Integrys Energy Group's condensed consolidated financial statements:

	For the Three Months Ended March 31, 2010
(Millions, except per share data)	As Originally Reported	Adjustments	Retrospectively Adjusted

Condensed Consolidated Statements of Income
Depreciation and amortization expense	$64.2	$(0.1)	$64.1
Provision for income taxes	50.1	(0.1)	50.0
Net income from continuing operations	50.2	0.2	50.4
Net income	50.3	0.2	50.5
Net income attributed to common shareholders	49.5	0.2	49.7

Earnings per common share (basic)
Net income from continuing operations	$0.64	$0.01	$0.65
Earnings per common share (basic)	0.64	0.01	0.65

The change in accounting policy to adopt the deferral method for ITCs also impacted previously reported amounts within the Condensed Consolidated Statements of Cash Flows.  Although there was no overall impact on net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows, certain line items classified within this category were adjusted to reflect the retrospectively adjusted amounts included in the table above.  These line items were: net income, depreciation and amortization expense, and deferred income taxes and investment tax credits.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2011	2010
Cash paid for interest	$20.1	$23.5
Cash paid for income taxes	2.9	11.5

Significant noncash transactions were:

	Three Months Ended March 31
(Millions)	2011	2010
Construction costs funded through accounts payable	$9.4	$10.3
Equity issued for reinvested dividends	5.4	5.5
Equity issued for stock-based compensation plans	6.6	3.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following tables show Integrys Energy Group's assets and liabilities from risk management activities.

		March 31, 2011
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$2.0	$15.0
Natural gas contracts	Long-term	2.4	0.3
FTRs	Current	1.1	0.1
Petroleum product contracts	Current	1.5	-
Coal contract	Current	-	1.7
Coal contract	Long-term	-	3.2
Cash flow hedges
Natural gas contracts	Current	-	0.7

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	89.0	82.4
Natural gas contracts	Long-term	49.0	44.1
Electric contracts	Current	81.5	109.5
Electric contracts	Long-term	23.1	35.8
Foreign exchange contracts	Current	1.2	1.2
Foreign exchange contracts	Long-term	0.2	0.2
Cash flow hedges
Natural gas contracts	Current	2.4	3.3
Natural gas contracts	Long-term	0.3	0.5
Electric contracts	Current	8.2	16.8
Electric contracts	Long-term	4.1	11.2
	Current	186.9	230.7
	Long-term	79.1	95.3
Total		$266.0	$326.0

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

		December 31, 2010
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$2.2	$23.6
Natural gas contracts	Long-term	1.6	1.4
FTRs	Current	3.1	0.2
Petroleum product contracts	Current	0.6	-
Coal contract	Current	-	1.2
Coal contract	Long-term	3.7	-
Cash flow hedges
Natural gas contracts	Current	-	1.0

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	132.0	113.8
Natural gas contracts	Long-term	62.3	57.7
Electric contracts	Current	85.7	122.0
Electric contracts	Long-term	16.5	30.3
Foreign exchange contracts	Current	1.2	1.2
Foreign exchange contracts	Long-term	0.3	0.3
Fair value hedges
Interest rate swaps	Current	0.9	-
Cash flow hedges
Natural gas contracts	Current	1.6	9.2
Natural gas contracts	Long-term	0.1	0.9
Electric contracts	Current	9.6	17.4
Electric contracts	Long-term	4.9	9.1
	Current	236.9	289.6
	Long-term	89.4	99.7
Total		$326.3	$389.3

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

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	March 31, 2011	December 31, 2010
Cash collateral provided to others	$37.6	$33.3
Cash collateral received from others *	3.5	4.5

*	Reflected in other current liabilities on the Condensed Consolidated Balance Sheets.

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

(Millions)	March 31, 2011	December 31, 2010
Integrys Energy Services	$167.1	$219.5
Utility segments	15.3	22.1

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, Integrys Energy Group’s collateral requirement would have been as follows:

(Millions)	March 31, 2011	December 31, 2010
Collateral that would have been required:
Integrys Energy Services	$239.5	$295.7
Utility segments	9.2	14.1
Collateral already satisfied:
Integrys Energy Services
Letters of credit	20.1	56.9
Cash	-	-
Utility segments
Letters of credit	-	-
Cash	-	-
Collateral remaining:
Integrys Energy Services	219.4	238.8
Utility segments	9.2	14.1

Utility Segments

Non-Hedge Derivatives

Utility derivatives include natural gas purchase contracts, a coal purchase contract, financial derivative contracts (futures, options, and swaps), and FTRs used to manage electric transmission congestion costs.  The futures, options, and swaps were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas supply costs, the costs of gasoline and diesel fuel used by utility vehicles, and the cost of coal transportation.

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2011	2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$11.2	$(26.4)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	1.6	(5.2)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.1)	(0.2)
Natural gas contracts	Balance Sheet – Regulatory liabilities (long-term)	0.1	-
Natural gas contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.1	-
FTRs	Balance Sheet – Regulatory assets (current)	0.1	0.9
FTRs	Balance Sheet – Regulatory liabilities (current)	(1.2)	(2.3)
Petroleum product contracts	Balance Sheet – Regulatory liabilities (current)	0.4	N/A
Petroleum product contracts	Income Statement – Operating and maintenance expense	0.5	(0.1)
Coal contract	Balance Sheet – Regulatory assets (current)	(0.5)	N/A
Coal contract	Balance Sheet – Regulatory assets (long-term)	(3.2)	N/A
Coal contract	Balance Sheet – Regulatory liabilities (long-term)	(3.7)	N/A

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2011		December 31, 2010
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	589.3	N/A	979.9	N/A
FTRs (millions of kilowatt-hours)	N/A	2,293.4	N/A	5,882.5
Petroleum products (barrels)	48,872.0	N/A	71,827.0	N/A
Coal contract (millions of tons)	4.7	N/A	4.9	N/A

Cash Flow Hedges

PGL uses natural gas contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  The natural gas used to support operations is not a component of the natural gas recovered from customers on a one-for-one basis.  These contracts extend through April 2012.  PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	Purchases
	March 31, 2011	December 31, 2010
Natural gas (millions of therms)	5.4	5.4

Changes in the fair values of the effective portions of these contracts are included in OCI, net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended March 31
(Millions)	2011	2010
Natural gas contracts	$-	$(1.1)

Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31
(Millions)	Income Statement Presentation	2011	2010
Settled natural gas contracts	Operating and maintenance expense	$(0.3)	$(0.1)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting related to these natural gas contracts was not significant during the three months ended March 31, 2011, and 2010.  Cash flow hedge ineffectiveness related to these natural gas contracts also was not significant during the three months ended March 31, 2011, and 2010.  When testing for effectiveness, no portion of these derivative instruments was excluded.  In the next 12 months, an insignificant pre-tax loss is expected to be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer-related contracts.

The nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2011		December 31, 2010
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	836.8	848.3	940.6	1,048.4
Electric (kilowatt-hours)	23,430.3	21,018.2	22,149.4	19,707.0
Foreign exchange contracts	$12.1	$12.1	$15.5	$15.5

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

		Three Months Ended March 31
(Millions)	Income Statement Presentation	2011		2010
Natural gas contracts	Nonregulated revenue	$8.1		$3.2
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI)	(0.3	) *	0.3 *
Electric contracts	Nonregulated revenue	(1.0)		(80.7)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI)	0.2	*	-
Interest rate swaps	Interest expense	-		(0.4)
Total		$7.0		$(77.6)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in the current and/or prior periods.

Fair Value Hedges

At PELLC, an interest rate swap designated as a fair value hedge was used to hedge changes in the fair value of $50.0 million of the $325.0 million PELLC Series A 6.9% notes.  The interest rate swap and the notes were settled in January 2011.  The changes in the fair value of this hedge were recognized in earnings, as were the changes in fair value of the hedged item.  Unrealized gains (losses) related to the fair value hedge and the related hedged item are shown in the table below.

		Three Months Ended March 31
(Millions)	Income Statement Presentation	2011	2010
Interest rate swap	Interest expense	$(0.9)	$(0.7)
Debt hedged by swap	Interest expense	0.9	0.7
Total		$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three months ended March 31, 2010.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three months ended March 31, 2010.

Cash Flow Hedges

Natural gas futures, forwards, and swaps that are designated as cash flow hedges extend through March 2014, while electric futures, forwards, and swaps designated as cash flow hedges extend through May 2017.  These contracts are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  The nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	March 31, 2011		December 31, 2010
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	220.4	-	265.6	-
Electric (kilowatt-hours)	11,404.7	29.8	11,569.0	29.8

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended March 31
(Millions)	2011	2010
Natural gas contracts	$1.2	$(4.2)
Electric contracts	(4.6)	(23.9)
Interest rate swaps	-	1.0
Total	$(3.4)	$(27.1)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31
(Millions)	Income Statement Presentation	2011	2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$(8.6)	$(7.3)
Electric contracts	Nonregulated revenue	(4.1)	(4.9)
Interest rate swaps	Interest expense	(0.3)	0.3
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	(0.3)	0.8
Electric contracts	Nonregulated revenue	-	(7.6)
Total		$(13.3)	$(18.7)

Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31
(Millions)	Income Statement Presentation	2011	2010
Natural gas contracts	Nonregulated revenue	$0.8	$-
Electric contracts	Nonregulated revenue	0.3	(0.7)
Total		$1.1	$(0.7)

In the next 12 months, subject to changes in market prices of natural gas and electricity, pre-tax losses of $1.0 million and $6.3 million related to cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the hedged transactions occur.  These amounts are expected to be substantially offset by the settlement of the related nonderivative hedged contracts.  In the next 12 months an insignificant pre-tax loss related to cash flow hedges of interest rate swaps will be amortized into earnings.

NOTE 4--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included reductions in its workforce.  In connection with this plan, an insignificant amount of employee-related and consulting costs were included in the operating and maintenance expense line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010.  The following table summarizes the current period activity related to these restructuring costs:

	Three Months Ended
(Millions)	March 31, 2011
Accrued restructuring costs at beginning of period	$0.2
Add: Adjustments to accrual during the period	-	*
Deduct: Cash payments	0.2
Accrued restructuring costs at end of period	$-

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business segment to focus on selected retail markets in the United States and investments in energy assets with renewable attributes, the following restructuring costs were expensed:

	Three Months Ended March 31
(Millions)	2011	2010
Employee-related costs	$-	$1.3
Professional fees	-	0.9
Accelerated lease costs and depreciation	1.0	0.2
Miscellaneous	-	0.1
Total restructuring expense	$1.0	$2.5

All of the above costs were related to the Integrys Energy Services segment and were included in the operating and maintenance expense line item on the Condensed Consolidated Statements of Income.

The following table summarizes the activity associated with employee-related restructuring expense:

Three Months Ended
(Millions)	March 31, 2011
Accrued employee-related costs at beginning of period	$0.3
Add: Employee-related costs expensed	-
Deduct: Cash payments	0.2
Accrued employee-related costs at end of period	$0.1

Integrys Energy Group expects to recognize an insignificant amount of remaining restructuring expense associated with the Integrys Energy Services strategy change in the second quarter of 2011.

NOTE 5--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Integrys Energy Group's electric transmission investment segment consists of WPS Investments LLC's ownership interest in ATC, which was approximately 34% at March 31, 2011.  ATC is a for-profit, transmission-only company regulated by FERC.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three months ended March 31, 2011, and 2010.

	Three Months Ended March 31
(Millions)	2011	2010
Balance at the beginning of period	$416.3	$395.9
Add: equity in net income	19.2	19.5
Add: capital contributions	3.4	5.1
Less: dividends received	16.2	16.3
Balance at the end of period	$422.7	$404.2

Financial data for all of ATC is included in the following tables:

	Three Months Ended March 31
(Millions)	2011	2010
Income statement data
Revenues	$139.6	$138.5
Operating expenses	63.1	62.8
Other expense	22.3	20.6
Net income *	$54.2	$55.1

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	March 31, 2011	December 31, 2010
Balance sheet data
Current assets	$60.5	$59.9
Noncurrent assets	2,913.4	2,888.4
Total assets	$2,973.9	$2,948.3

Current liabilities	$210.7	$428.4
Long-term debt	1,400.0	1,175.0
Other noncurrent liabilities	83.4	84.9
Members' equity	1,279.8	1,260.0
Total liabilities and members' equity	$2,973.9	$2,948.3

NOTE 6--INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit.  Due to seasonality requirements, PGL and NSG expect interim reductions in LIFO layers to be replenished by year end.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had no changes to the carrying amount of goodwill during the three months ended March 31, 2011, and 2010.

Identifiable intangible assets other than goodwill are included as a component of other current and long-term assets and other current and long-term liabilities within the Condensed Consolidated Balance Sheets as listed below.

(Millions)	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer-related (1)	$32.6	$(22.6)	$10.0	$32.6	$(21.8)	$10.8
Natural gas and electric contract assets (2) (3)	7.8	(5.9)	1.9	57.1	(55.0)	2.1
Natural gas and electric contract liabilities (2)	-	-	-	(10.5)	10.5	-
Renewable energy credits (4)	3.0	-	3.0	2.5	-	2.5
Nonregulated easements (5)	3.8	(0.5)	3.3	3.8	(0.4)	3.4
Emission allowances (6)	1.7	(0.1)	1.6	1.9	(0.2)	1.7
Other	2.9	(0.4)	2.5	2.4	(0.4)	2.0
Total	$51.8	$(29.5)	$22.3	$89.8	$(67.3)	$22.5

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$57.0	$(29.5)	$27.5	$95.0	$(67.3)	$27.7

(1)
Includes customer relationship assets associated with both PELLC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at March 31, 2011, was approximately seven years.

(2)
Represents the fair value of certain PELLC natural gas and electric customer contracts acquired in the February 2007 merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $0.8 million and $1.1 million, respectively, at March 31, 2011, and $0.9 million and $1.2 million, respectively, at December 31, 2010.  The remaining weighted-average amortization period for these intangible assets at March 31, 2011, was approximately four years.

(4)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(5)
Relates to easements supporting a pipeline at Integrys Energy Services.  The easements are amortized on a straight-line basis, with a remaining amortization period at March 31, 2011, of approximately 13 years.

(6)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense was recorded as a component of depreciation and amortization expense in the Condensed Consolidated Statements of Income.  This intangible asset amortization expense excludes amortization related to natural gas contracts, electric contracts, renewable energy credits, and emission allowances, which are recorded as a component of nonregulated cost of fuel, natural gas, and purchased power in the Condensed Consolidated Statements of Income.  Amortization expense for the three months ended March 31, 2011, and 2010, was $0.8 million and $1.8 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$3.3
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.7
For year ending December 31, 2014	1.5
For year ending December 31, 2015	1.3

Amortization related to the natural gas and electric contract intangible assets, renewable energy credits, and emission allowances for the three months ended March 31, 2011, and 2010 was $0.3 million and $1.4 million, respectively.

Amortization expense related to these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$4.1
For year ending December 31, 2012	0.7
For year ending December 31, 2013	0.6
For year ending December 31, 2014	0.5
For year ending December 31, 2015	0.2

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	March 31, 2011	December 31, 2010
Commercial paper outstanding	$57.9	-
Average discount rate on outstanding commercial paper	0.29%	-
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable outstanding	0.31%	0.32%

The commercial paper outstanding at March 31, 2011, had varying maturity dates ranging from April 1, 2011 through April 6, 2011.

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the quarters ended March 31:

(Millions)	2011	2010
Average amount of commercial paper outstanding	$102.7	$183.9
Average amount of short-term notes payable outstanding	10.0	10.0

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	March 31, 2011	December 31, 2010
Revolving credit facility (Integrys Energy Group) (1)	04/23/13	$735.0	$735.0
Revolving credit facility (Integrys Energy Group) (1)	06/09/11	500.0	500.0
Revolving credit facility (WPS) (1)	04/23/13	115.0	115.0
Revolving credit facility (PELLC) (1) (2)	06/13/11	400.0	400.0
Revolving credit facility (PGL) (1)	04/23/13	250.0	250.0
Revolving short-term notes payable (WPS)	05/13/11	10.0	10.0

Total short-term credit capacity		$2,010.0	$2,010.0

Less:
Letters of credit issued inside credit facilities		$43.7	$64.9
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		57.9	-

Available capacity under existing agreements		$1,898.4	$1,935.1

(1)	Provides support for respective company's commercial paper borrowing program.
(2)	Borrowings under this agreement are guaranteed by Integrys Energy Group.

At March 31, 2011, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group's and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 9--LONG-TERM DEBT

(Millions)	March 31, 2011	December 31, 2010
WPS (1)	$872.1	$872.1
UPPCO (2)	9.4	9.4
PELLC (3)	-	325.9
PGL (4)	526.0	526.0
NSG	74.8	74.8
Integrys Energy Group	805.0	805.0
Other term loan (5)	27.0	27.0
Total	2,314.3	2,640.2
Unamortized discount	(1.7)	(1.7)
Total debt	2,312.6	2,638.5
Less current portion	(150.9)	(476.9)
Total long-term debt	$2,161.7	$2,161.6

(1)
In August 2011, WPS's 6.125% Senior Notes will mature.  As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2011.

(2)
On November 1, 2011, UPPCO will make a $0.9 million sinking fund payment under the terms of its First Mortgage Bonds.  As a result, this payment was included in current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2011.

(3)
In January 2011, PELLC's 6.9% unsecured Senior Notes matured, and the outstanding principal balance was repaid.  Under a First Supplemental Indenture, Integrys Energy Group fully and unconditionally guaranteed, on a senior unsecured basis, PELLC's obligations under these notes.  In January 2011, Integrys Energy Group settled the interest rate swap designated as a fair value hedge associated with $50.0 million of the senior notes.  See Note 3, "Risk Management Activities," for more information.

(4)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Since 2008, auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at March 31, 2011, was 0.469% for these bonds.

(5)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At March 31, 2011, the interest rate was 0.24%.  The loan is to be repaid by April 2021.  In January 2011, Integrys Energy Group replaced its guarantee to provide sufficient funds to pay the loan and the related obligations and indemnities on WPS Westwood Generation's obligation with a standby letter of credit.  See Note 12, "Guarantees," for additional information.

At March 31, 2011, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group's and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 10--INCOME TAXES

Integrys Energy Group's effective tax rate for the quarters ended March 31, 2011, and 2010, was 36.8% and 49.8%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the quarter ended March 31, 2011, was higher than the federal tax rate of 35%, primarily due to state income taxes, partially offset by tax credits related to wind production, along with other tax credits.

The effective tax rate for the quarter ended March 31, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the tax deduction for employer-paid postretirement prescription drug charges, to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, Integrys Energy Group expensed $11.8 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction to the provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes.  These increases were partially offset by wind production and other tax credits.

For the quarter ended March 31, 2011, there was not a significant change in Integrys Energy Group's liability for unrecognized tax benefits.

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

The obligations described below were as of March 31, 2011.

●
The electric utility segment had obligations of $174.4 million related to coal supply and transportation that extend through 2016, obligations of $1,073.7 million for either capacity or energy related to purchased power that extend through 2030, and obligations of $5.4 million for other commodities that extend through 2013.

●	The natural gas utility segment has obligations of $1,036.5 million related to natural gas supply and transportation contracts that extend through 2028.
●
Integrys Energy Services has obligations of $377.2 million related to energy and natural gas supply contracts that extend through 2019.  The majority of these obligations end by 2013, with obligations of $13.3 million extending beyond 2013.

●	Integrys Energy Group also has commitments of $450.3 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

CAA New Source Review Issues

Weston and Pulliam Plants:
In 2009, the EPA issued an NOV to WPS alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at the Weston and Pulliam generation stations from 1994 to 2009.  WPS continues to meet with the EPA and exchange proposals related to a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club an NOI to file a civil lawsuit based on allegations and violations of the CAA at Weston and Pulliam.  WPS entered into a Standstill Agreement with the Sierra Club and has had discussions related to a possible resolution with the Sierra Club in conjunction with the EPA.  However, Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

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

In September 2010, the Sierra Club filed suit against Wisconsin Power and Light (WP&L), the operator of the Columbia plant, in the Federal District Court for the Western District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Columbia generation station and the Nelson E. Dewey generation station.  The parties have entered into a confidentiality agreement and have stayed the proceeding until June 11, 2011, to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

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

In September 2010, the Sierra Club filed suit against WP&L in the Federal District Court for the Eastern District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Edgewater generation station.  The parties have entered into a confidentiality agreement and have stayed the proceeding until May 25, 2011, to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
In 2009, the EPA issued an NOV to WP&L relative to its Nelson E. Dewey generation station and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, exchanged proposals with the EPA related to a possible resolution.  Integrys Energy Group is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines, penalties, and costs of supplemental environmental projects associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

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

Weston Air Permits

Sierra Club Weston 4 Construction Permit Petitions:
From 2004 to 2009, the Sierra Club filed various petitions related to the construction permit issued for the Weston 4 generation station, all of which were denied.  On June 24, 2010, the Wisconsin Court of Appeals affirmed the Weston 4 air permit, but directed the WDNR to reopen the permit to establish specific visibility limits.  WPS is working with the WDNR and the Sierra Club to resolve this issue.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club's Petition.  On March 15, 2011, the Wisconsin Supreme Court denied all petitions for review.  Other than the specific visibility limits issue, all other challenges to the permit are now resolved.

Weston Title V Permit:
On November 29, 2010, the WDNR provided a draft revised permit.  WPS objected to proposed changes in the mercury limits and the requirements on the boiler as beyond the authority of the WDNR, and provided technical comments.  WPS and the WDNR continue to meet to resolve these issues.

WDNR Issued NOVs:
Since 2008, WPS has received four NOVs from the WDNR alleging various violations of the air permits for the Weston site, Weston 4, Weston 1 and Weston 2, and one NOV for a clerical error involving pages missing from a quarterly report for Weston.  Corrective actions have been taken for the events in the five NOVs.  Discussions with the WDNR on the severity classification of the events continue.  While management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement, management does not believe that these matters will have a material adverse impact on the consolidated financial statements of Integrys Energy Group.

Other:
In 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any, on its consolidated financial statements.

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generation station was issued by the WDNR in April 2009.  On June 28, 2010, the EPA issued an order directing the WDNR to respond to the comments raised by the Sierra Club in its Petition objecting to the Title V permit, which was filed in June 2009.  WPS has been working with the WDNR to address the order.

WPS also challenged the Title V permit in a contested case proceeding and Petition for Judicial Review.  The Petition was dismissed in an order remanding the matter to the WDNR and on February 11, 2011, the WDNR granted a contested case proceeding on the issues raised by WPS, which included averaging times in the emission limits in the permit.  WPS is participating in the contested case proceeding and a hearing has been set for August 31, 2011.

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

On September 22, 2010, the WDNR issued a draft construction permit and a draft revised Title V permit.  The co-owners submitted comments on these draft permits.  In correspondence dated November 24, 2010, the EPA notified the WDNR that the EPA does not believe the WDNR's proposal is responsive to the order and requested a response from the WDNR.  On January 24, 2011, the WDNR issued a letter stating that upon review of the submitted public comments, the WDNR has determined not to issue the draft construction permit and draft revised Title V permit that were proposed to respond to the EPA's order.  The Sierra Club filed a declaratory action on February 26, 2011, alleging that the WDNR had lost jurisdiction to the EPA based upon the WDNR's actions.  On March 8, 2011, the parties were granted a 90-day stay in the proceedings to seek an alternate resolution.  WPS is currently monitoring this situation with WP&L.  While WPS believes the previously issued air permit is still valid, Integrys Energy Group is currently unable to predict the outcome of this matter and the impact on its consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of March 31, 2011, WPS estimates capital costs of approximately $19 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions.  The capital costs are expected to be recovered in future rate cases.  In March 2011, the EPA issued a draft rule that will regulate emissions of mercury and other hazardous air pollutants.  A final rule is expected in November 2011.

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

As a result of the Court of Appeals' decision, CAIR is in place for 2011.  WPS has not acquired any nitrogen oxide allowances for 2011 and beyond other than those allocated by the EPA.  Integrys Energy Group does not expect any material impact on its consolidated financial statements as a result of the vacatur and subsequent reinstatement of CAIR.  Integrys Energy Group will continue to evaluate the impacts of any subsequent rulemaking.

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

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of approximately $437 million, which includes estimates for both wholly owned and WPS's share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental remediation of 54 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  As of March 31, 2011, Integrys Energy Group estimated and accrued for $640.2 million of future undiscounted investigation and cleanup costs for all sites.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  As of March 31, 2011, Integrys Energy Group recorded a regulatory asset of $647.3 million, which is net of insurance recoveries received of $59.9 million, related to the expected recovery of both cash expenditures and estimated future expenditures.  As of March 31, 2011, cash expenditures for environmental remediation not yet recovered in rates were $7.1 million.

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

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, management believes that these costs will not have a material adverse effect on the consolidated financial statements of Integrys Energy Group.  However, any changes in the approved rate mechanisms for recovery of these costs, or any adverse conclusions by the various regulatory commissions with respect to the prudence of costs actually incurred, could materially adversely affect rate recovery of such costs.

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

A risk exists that such legislation or regulation will increase the cost of producing energy utilizing fossil fuels.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric and natural gas utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 12--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2011	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$636.6	$391.7	$22.5	$222.4	$-
Standby letters of credit (2)	74.1	45.0	29.0	0.1	-
Surety bonds (3)	13.7	12.6	1.1	-	-
Other guarantees (4)	58.5	-	35.0	-	23.5
Total guarantees	$782.9	$449.3	$87.6	$222.5	$23.5

(1)
Consists of parental guarantees of $402.6 million to support the business operations of Integrys Energy Services; $154.2 million and $67.8 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at both PELLC and IBS, and $2.0 million at UPPCO to support business operations.  These guarantees are not reflected on the Condensed Consolidated Balance Sheets.

(2)
At Integrys Energy Group's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to Integrys Energy Group.  This amount consists of $71.3 million issued to support Integrys Energy Services' operations; and $2.8 million related to letters of credit issued to support UPPCO, WPS, MGU, NSG, MERC, and PGL operations.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Condensed Consolidated Balance Sheets.

(4)
Consists of (a) $35.0 million related to the sale agreement for Integrys Energy Services' United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (b) $10.0 million related to the sale agreement for Integrys Energy Services' Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions.  An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (c) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which Integrys Energy Group expects that the likelihood of required performance is remote.  This amount is not reflected on the Condensed Consolidated Balance Sheets; and (d) $8.5 million related to other indemnifications and workers compensation coverage.  This amount is not reflected on the Condensed Consolidated Balance Sheets.

Integrys Energy Group has provided total parental guarantees of $522.1 million on behalf of Integrys Energy Services as shown in the table below.  Integrys Energy Group's exposure under these guarantees related to open transactions at March 31, 2011, was approximately $287.5 million.

(Millions)	March 31, 2011
Guarantees supporting commodity transactions	$402.6
Standby letters of credit	71.3
Surety bonds	2.7
Other	45.5
Total guarantees	$522.1

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Millions)	2011	2010	2011	2010
Service cost	$11.3	$10.9	$5.0	$4.5
Interest cost	20.5	20.6	7.7	7.1
Expected return on plan assets	(24.7)	(22.3)	(5.0)	(4.7)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.3	1.3	(0.9)	(1.0)
Amortization of net actuarial loss	4.7	2.9	1.1	0.7
Regulatory deferral *	-	1.1	-	(0.3)
Net periodic benefit cost	$13.1	$14.5	$8.0	$6.4

*
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs occurred in 2010.

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2011, $86.4 million of contributions were made to the pension plans, and $20.0 million of contributions were made to the other postretirement benefit plans.  Integrys Energy Group expects to contribute an additional $4.5 million to its pension plans and $21.2 million to its other postretirement benefit plans during the remainder of 2011, dependent upon various factors affecting Integrys Energy Group, including its liquidity position and the impact of tax law changes.

NOTE 14--STOCK-BASED COMPENSATION

Stock Options

Compensation cost recognized for stock options during the three months ended March 31, 2011, and 2010, was not significant.  As of March 31, 2011, $2.6 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.2 years.

Cash received from option exercises during the three months ended March 31, 2011, was $0.6 million.  The tax benefit realized from these option exercises was $0.2 million.

A summary of stock option activity for the three months ended March 31, 2011, and information related to outstanding and exercisable stock options at March 31, 2011, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2010	2,992,699	$47.59
Granted	241,207	49.40
Exercised	(70,372)	41.65		$0.6
Expired	(13,234)	55.04		-
Outstanding at March 31, 2011	3,150,300	$47.84	6.38	$11.9
Exercisable at March 31, 2011	2,145,223	$49.05	5.41	$6.2

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax value that would have been received by the option holders had they all exercised their options at March 31, 2011.  This is calculated as the difference between Integrys Energy Group's closing stock price on March 31, 2011, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

Compensation cost recognized for performance stock rights during the three months ended March 31, 2011, and 2010, was not significant.   As of March 31, 2011, $5.6 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 2.3 years.

The tax benefit realized from the distribution of performance shares in the first quarter of 2011 was $2.5 million.

A summary of the activity related to performance stock rights for the three months ended March 31, 2011, is presented below:

Performance Stock Rights
Outstanding at December 31, 2010	341,638
Granted	84,749
Distributed	(129,237)
Adjustment for final payout	25,013
Outstanding at March 31, 2011	322,163

Restricted Shares and Restricted Share Units

Compensation cost recognized for restricted share and restricted share unit awards during the three months ended March 31, 2011, was $2.2 million and was not significant during the three months ended March 31, 2010.  As of March 31, 2011, $19.0 million of compensation cost related to unvested and outstanding restricted share and restricted share unit awards was expected to be recognized over a weighted-average period of 3.0 years.

A summary of the activity related to restricted share and restricted share unit awards for the three months ended March 31, 2011, is presented below:

Restricted Share and Restricted Share Unit Awards
Outstanding at December 31, 2010	405,362
Granted	170,784
Vested	(127,357)
Outstanding at March 31, 2011	448,789

NOTE 15--COMPREHENSIVE INCOME

Integrys Energy Group's total comprehensive income was as follows:

	Three Months Ended March 31
(Millions)	2011	2010
Net income attributed to common shareholders	$122.7	$49.7
Cash flow hedges, net of tax (1)	4.3	(12.4)
Foreign currency translation, net of tax (2)	-	0.8
Amortization of unrecognized pension and other postretirement benefit costs, net of tax (2)	0.2	0.5
Total comprehensive income	$127.2	$38.6

(1)	For the three months ended March 31, 2011, the tax was $2.7 million, and for the three months ended March 31, 2010, the tax benefit was $5.7 million.

(2)	For both the three months ended March 31, 2011, and March 31, 2010, the tax was not significant.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2010, to March 31, 2011.

(Millions)
December 31, 2010 balance	$(44.7)
Cash flow hedges	4.3
Amortization of unrecognized pension and other postretirement benefit costs	0.2
March 31, 2011 balance	$(40.2)

NOTE 16--COMMON EQUITY

Integrys Energy Group's reconciliation of common shares outstanding was as follows:

	March 31, 2011			December 31, 2010
	Shares	Average Cost		Shares	Average Cost
Common stock issued	78,225,735			77,781,685
Less:
Deferred compensation rabbi trust	364,340	$44.17	(1)	425,273	$43.55	(1)
Restricted stock	6,372	$58.65	(2)	6,333	$58.65	(2)
Total common shares outstanding	77,855,023			77,350,079

(1)	Based on Integrys Energy Group's stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)	Based on the grant date fair value of the restricted stock.

From February 11, 2010 through April 30, 2011, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  These stock issuances increased equity $19.2 million in 2011.  Beginning May 1, 2011, Integrys Energy Group began purchasing shares on the open market to meet the requirements of these plans.

Integrys Energy Group had the following changes to issued common stock during the three months ended March 31, 2011:

Integrys Energy Group's common stock shares
Common stock at December 31, 2010	77,781,685
Shares issued
Stock Investment Plan	208,111
Stock-based compensation	192,098
Rabbi trust shares	43,888
Restricted stock shares retired	(47)
Common stock at March 31, 2011	78,225,735

Earnings Per Share

Basic earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the three months ended March 31, 2011, and 2010, excluded 0.8 million and 1.8 million, respectively, out-of-the-money stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(Millions, except per share amounts)	2011	2010

Numerator:
Net income from continuing operations	$123.4	$50.4
Discontinued operations, net of tax	0.1	0.1
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$122.7	$49.7

Denominator:
Average shares of common stock – basic	78.3	76.9
Effect of dilutive securities
Stock-based compensation	0.3	0.3
Average shares of common stock – diluted	78.6	77.2

Earnings per common share
Basic	$1.57	$0.65
Diluted	1.56	0.64

Dividends per common share declared	$0.68	$0.68

NOTE 17--VARIABLE INTEREST ENTITIES

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

Integrys Energy Group has evaluated each of these variable interest entities for possible consolidation.  In these cases, Integrys Energy Group considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that Integrys Energy Group does not have the power to direct the operations and maintenance of the facilities, Integrys Energy Group determined it is not the primary beneficiary of these variable interest entities.

At March 31, 2011, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with these variable interest entities pertained to working capital accounts and represented the amounts owed by Integrys Energy Group for current deliveries of power.  Integrys Energy Group has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entities.

NOTE 18--FAIR VALUE

Fair Value Measurements

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
FTRs	$-	$-	$1.1	$1.1
Natural gas contracts	0.1	4.3	-	4.4
Petroleum product contracts	1.5	-	-	1.5
Nonregulated Segments
Natural gas contracts	45.9	72.8	22.0	140.7
Electric contracts	35.7	65.4	15.8	116.9
Foreign exchange contracts	0.1	1.3	-	1.4
Total Risk Management Assets	$83.3	$143.8	$38.9	$266.0

Risk Management Liabilities
Utility Segments
FTRs	$-	$-	$0.1	$0.1
Natural gas contracts	0.6	15.4	-	16.0
Coal contract	-	-	4.9	4.9
Nonregulated Segments
Natural gas contracts	50.0	76.8	3.5	130.3
Electric contracts	50.8	88.0	34.5	173.3
Foreign exchange contracts	1.3	0.1	-	1.4
Total Risk Management Liabilities	$102.7	$180.3	$43.0	$326.0

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
FTRs	$-	$-	$3.1	$3.1
Natural gas contracts	0.6	3.2	-	3.8
Petroleum product contracts	0.6	-	-	0.6
Coal contract	-	-	3.7	3.7
Nonregulated Segments
Natural gas contracts	60.7	100.7	34.6	196.0
Electric contracts	29.5	69.8	17.4	116.7
Interest rate swaps	-	0.9	-	0.9
Foreign exchange contracts	0.1	1.4	-	1.5
Total Risk Management Assets	$91.5	$176.0	$58.8	$326.3

Risk Management Liabilities
Utility Segments
FTRs	$-	$-	$0.2	$0.2
Natural gas contracts	3.7	22.3	-	26.0
Coal contract	-	-	1.2	1.2
Nonregulated Segments
Natural gas contracts	66.8	110.4	4.4	181.6
Electric contracts	45.0	101.5	32.3	178.8
Foreign exchange contracts	1.4	0.1	-	1.5
Total Risk Management Liabilities	$116.9	$234.3	$38.1	$389.3

Long-term debt hedged by fairvalue hedge	$-	$50.9	$-	$50.9

The risk management assets and liabilities listed in the tables include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 3, "Risk Management Activities."

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy.

Nonregulated Segments – Electric Contracts
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$-	$-	N/A	$(9.9)	$(14.3)
Transfers into Level 2 from	$-	N/A	(2.4)	$-	N/A	23.2
Transfers into Level 3 from	-	(5.4)	N/A	-	(4.4)	N/A

Nonregulated Segments – Natural Gas Contracts
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$-	$-	N/A	$-	$-
Transfers into Level 2 from	$-	N/A	0.4	$-	N/A	-
Transfers into Level 3 from	-	(0.1)	N/A	-	-	N/A

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended March 31, 2011	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$30.2	$(14.9)	$2.9	$2.5	$20.7
Net realized and unrealized gains (losses) included in earnings	4.0	(2.9)	0.1	-	1.2
Net unrealized losses recorded as regulatory assets or liabilities	-	-	(1.1)	(7.0)	(8.1)
Net unrealized losses included in other comprehensive loss	-	(0.7)	-	-	(0.7)
Net purchases	-	0.3	-	-	0.3
Net sales	-	-	(0.1)	-	(0.1)
Net settlements	(15.2)	2.5	(0.8)	(0.4)	(13.9)
Net transfers into Level 3	(0.1)	(5.4)	-	-	(5.5)
Net transfers out of Level 3	(0.4)	2.4	-	-	2.0
Balance at the end of the period	$18.5	$(18.7)	$1.0	$(4.9)	$(4.1)

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$4.0	$(2.9)	$-	$-	$1.1

Three Months Ended March 31, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$121.4
Net realized and unrealized gain (loss) included in earnings	17.2	(94.8)	(0.1)	(77.7)
Net realized loss recorded as regulatory assets or liabilities	-	-	(2.0)	(2.0)
Net unrealized loss included in other comprehensive loss	-	(13.2)	-	(13.2)
Net purchases and settlements	(11.8)	(97.5)	0.1	(109.2)
Net transfers into Level 3	-	(4.4)		(4.4)
Net transfers out of Level 3	-	(8.9)	-	(8.9)
Balance at the end of the period	$36.8	$(132.3)	$1.5	$(94.0)

Net unrealized gain (loss) included in earnings related to instruments still held at the end of the period	$17.2	$(94.8)	$-	$(77.6)

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

	March 31, 2011		December 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,312.6	$2,377.7	$2,638.5	$2,687.8
Preferred stock	51.1	49.3	51.1	46.8

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

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount for each such item approximates fair value.

NOTE 19--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2011	2010
Equity earnings on investments	$19.4	$19.7
Other	1.8	0.7
Total miscellaneous income	$21.2	$20.4

NOTE 20--REGULATORY ENVIRONMENT

Wisconsin

2011 Rates

On January 13, 2011, the PSCW issued a final written order for WPS authorizing an electric rate increase of $21.0 million calculated on a per unit basis.  However, the rate order assumed declining sales volumes, which results in lower total revenues and margins.  The $21.0 million included $20.0 million of recovery of prior deferrals, the majority of which relates to the recovery of the 2009 electric decoupling deferral, and excluded the impact of a $15.2 million estimated fuel refund (including carrying costs) from 2010.  The PSCW rate order also required an $8.3 million decrease in natural gas rates, which included $7.1 million of recovery for the 2009 decoupling deferral, resulting in lower natural gas revenues and margins.  The new rates reflect a 10.30% return on common equity, down from a 10.90% return on common equity in the previous rate order, and a common equity ratio of 51.65% in WPS's regulatory capital structure.

The order also addressed the new Wisconsin electric fuel rule, which was finalized on March 1, 2011.  The new fuel rule is effective retroactive to January 1, 2011, and requires the deferral of under-recovered and over-recovered fuel and purchased power costs that exceed a 2% price variance from the cost of fuel and purchased power included in rates.  Under-collections and over-collections deferred in the current year will be recovered or refunded in a future rate proceeding.  As of March 31, 2011, no amounts were deferred.

On May 2, 2011, WPS filed a rate reopener with the PSCW for limited items, and requested an electric rate increase of $33.7 million and a natural gas rate increase of $1.1 million, to be effective January 1, 2012.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010, and the 2010 fuel cost over-collections were made subject to refund as of that date.  As of March 31, 2011, the balance of the 2010 fuel cost over-collections to be refunded to customers throughout 2011 was $12.4 million, which was recorded as a short-term regulatory liability.

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

2010 Rates

On January 21, 2010, the ICC issued a final order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56.00% in PGL's regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56.00% in NSG's regulatory capital structure.  The rate order approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG filed appeals related to the rate order with the Illinois Appellate Court, First District.

The ICC also approved a rider mechanism for PGL to recover the costs, above an annual baseline, of the AMRP through a special charge on customers' bills, known as Rider ICR.  In June 2010, the ICC issued a rehearing order approving PGL's proposed baseline of $45.28 million with an annual escalation factor.  Recovery of costs for the AMRP became effective on April 1, 2011.  The Illinois Attorney General and the Citizens Utility Board filed appeals related to Rider ICR with the Illinois Appellate Court, First District.

Single issue ratemaking is one of the arguments raised in the pending appeal of Rider ICR, and in the pending appeal before the Illinois Appellate Court, Second District, of NSG's and PGL's decoupling mechanism approved in the 2008 rate case.  On September 30, 2010, the Illinois Appellate Court, Second District, issued a decision which, among other things, rejected the ICC's approval of a Commonwealth Edison Company (ComEd) cost recovery mechanism for system modernization in the form of advanced metering technology (also called "smart grid") because it was improper single issue ratemaking.  Integrys Energy Group is evaluating the decision of the Illinois Appellate Court, Second District, in light of other, contrary precedents to determine whether differences in the decoupling mechanism and Rider ICR distinguish them from ComEd's rider.

2009 Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  Under SB 1918, PGL and NSG filed a bad debt rider with the ICC in September 2009 to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers, which PGL and NSG began offering as a transition program in 2010, with a permanent program to begin no later than September 1, 2011.  Additionally, SB 1918 requires an on-bill financing program that PGL and NSG will begin in June 2011, which allows certain residential customers of PGL and NSG to borrow funds from a third-party lender to purchase energy efficiency measures and pay back over time through a charge on their utility bill.  Finally, SB 1918 requires an EEP to meet specified energy efficiency standards, which is pending before the ICC, with the first program year expected to begin June 2011.

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

NOTE 21--SEGMENTS OF BUSINESS

During the fourth quarter of 2010, Integrys Energy Group changed its method of accounting for ITCs from the flow-through method to the deferral method.  As such, certain previously reported amounts have been retrospectively adjusted.  See Note 1, "Financial Information," for more information.

At March 31, 2011, Integrys Energy Group reported five segments, which are described below.

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

●
The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PELLC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investment in WRPC are also included in the holding company and other segment.

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended March 31, 2011
External revenues	$851.3	$317.4	$-	$1,168.7	$455.2	$3.2	$-	$1,627.1
Intersegment revenues	2.1	5.2	-	7.3	0.3	0.4	(8.0)	-
Depreciation and amortization expense	31.2	22.1	-	53.3	3.3	5.8	(0.1)	62.3
Miscellaneous income (expense)	0.1	0.3	19.2	19.6	0.9	6.2	(5.5)	21.2
Interest expense (income)	12.4	12.0	-	24.4	0.5	15.4	(5.5)	34.8
Provision (benefit) for income taxes	52.2	11.8	7.8	71.8	5.6	(5.7)	-	71.7
Net income (loss) from continuing operations	77.4	25.7	11.4	114.5	10.7	(1.8)	-	123.4
Discontinued operations	-	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	(0.2)	(0.6)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	77.2	25.1	11.4	113.7	10.8	(1.8)	-	122.7

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended March 31, 2010
External revenues	$926.5	$330.1	$-	$1,256.6	$643.8	$3.0	$-	$1,903.4
Intersegment revenues	0.2	4.8	-	5.0	0.8	-	(5.8)	-
Net loss on Integrys Energy Services' dispositions related to strategy change	-	-	-	-	39.8	-	-	39.8
Depreciation and amortization expense	30.7	24.4	-	55.1	4.6	4.4	-	64.1
Miscellaneous income (expense)	0.5	0.2	19.5	20.2	0.5	10.5	(10.8)	20.4
Interest expense (income)	13.1	10.8	-	23.9	3.4	22.9	(10.8)	39.4
Provision (benefit) for income taxes	56.6	18.1	7.9	82.6	(29.0)	(3.6)	-	50.0
Net income (loss) from continuing operations	69.9	26.7	11.6	108.2	(48.4)	(9.4)	-	50.4
Discontinued operations	-	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	(0.2)	(0.6)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	69.7	26.1	11.6	107.4	(48.3)	(9.4)	-	49.7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and Integrys Energy Group's Annual Report on Form 10-K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

Earnings Summary
			Change in
	Three Months Ended March 31		2011 Over
(Millions, except per share amounts)	2011	2010	2010

Natural gas utility operations	$77.2	$69.7	10.8%
Electric utility operations	25.1	26.1	(3.8)%
Electric transmission investment	11.4	11.6	(1.7)%
Integrys Energy Services' operations	10.8	(48.3)	N/A
Holding company and other operations	(1.8)	(9.4)	(80.9)%

Net income attributed to common shareholders	$122.7	$49.7	146.9%

Basic earnings per share	$1.57	$0.65	141.5%
Diluted earnings per share	$1.56	$0.64	143.8%

Average shares of common stock
Basic	78.3	76.9	1.8%
Diluted	78.6	77.2	1.8%

First Quarter 2011 Compared with First Quarter 2010

Integrys Energy Group recognized net income attributed to common shareholders of $122.7 million ($1.56 diluted earnings per share) in 2011 compared with $49.7 million ($0.64 diluted earnings per share) in 2010.  The primary drivers of the $73.0 million increase in earnings were a $30.9 million after-tax non-cash increase in margins related to derivative fair value adjustments at Integrys Energy Services, the positive quarter-over-quarter impact of a $23.9 million after-tax decrease in net losses on Integrys Energy Services' dispositions related to the strategy change, and the positive quarter-over-quarter impact of $11.8 million of non-cash deferred income tax benefits expensed in the first quarter of 2010 related to federal health care legislation.

Regulated Natural Gas Utility Segment Operations

			Change in
	Three Months Ended March 31		2011 Over
(Millions, except heating degree days)	2011	2010	2010

Revenues	$853.4	$926.7	(7.9)%
Purchased natural gas costs	531.1	607.4	(12.6)%
Margins	322.3	319.3	0.9%

Operating and maintenance expense	139.8	140.5	(0.5)%
Depreciation and amortization expense	31.2	30.7	1.6%
Taxes other than income taxes	9.4	9.0	4.4%

Operating income	141.9	139.1	2.0%

Miscellaneous income	0.1	0.5	(80.0)%
Interest expense	(12.4)	(13.1)	(5.3)%
Other expense	(12.3)	(12.6)	(2.4)%

Income before taxes	$129.6	$126.5	2.5%

Retail throughput in therms
Residential	782.4	736.5	6.2%
Commercial and industrial	238.4	224.5	6.2%
Other	21.5	19.4	10.8%
Total retail throughput in therms	1,042.3	980.4	6.3%

Transport throughput in therms
Residential	114.5	104.8	9.3%
Commercial and industrial	536.7	496.6	8.1%
Total transport throughput in therms	651.2	601.4	8.3%

Total throughput in therms	1,693.5	1,581.8	7.1%

Weather
Average heating degree days	3,562	3,282	8.5%

First Quarter 2011 Compared with First Quarter 2010

Revenues

Regulated natural gas utility segment revenues decreased $73.3 million quarter over quarter, driven by:

•
An approximate $111 million decrease in revenues as a result of an approximate 18% quarter-over-quarter decrease in the average per-unit cost of natural gas sold.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $4 million decrease in revenues due to lower recovery of approximately $3 million of environmental cleanup expenditures related to former manufactured gas plant sites and an approximate $1 million increase in refunds paid to customers under the PGL and NSG bad debt riders.  These amounts were offset by a decrease in operating and maintenance expense resulting from lower amortization of the related net regulatory assets and, therefore, had no impact on earnings.  See Note 20, "Regulatory Environment," for more information on the PGL and NSG bad debt riders.

•
A partially offsetting approximate $33 million net increase in revenues as a result of the 7.1% increase in volumes.  Colder quarter-over-quarter weather during the heating season, as evidenced by the 8.5% increase in heating degree days, drove an approximate $43 million increase in revenues.  Higher weather-normalized volumes, which Integrys Energy Group attributes mainly to improved economic conditions in certain service territories, resulted in approximately $7 million of additional revenues.  Partially offsetting these increases was the approximate $17 million unfavorable impact of decoupling mechanisms at certain of Integrys Energy Group's regulated natural gas utilities, which was driven by changes in sales volumes quarter-over-quarter.  In the first quarter of 2011, weather conditions were significantly colder than normal as compared with the same quarter in 2010, resulting in higher sales volumes and anticipated refunds to customers under these decoupling mechanisms.

•
A partially offsetting approximate $7 million net increase in revenues from natural gas distribution rate orders.  Rate increases were necessary, in part, to recover higher operating expenses (as discussed below).  See Note 20, "Regulatory Environment," for more information on these rate orders.

	-	The rate increases at PGL and NSG that went into effect January 28, 2010, and the declining block-rate design had an approximate $7 million net positive impact on quarter-over-quarter revenues.

-
The conservation improvement program (CIP) rate increase, effective November 2010, and the interim natural gas distribution rate increase, effective February 1, 2011, had an approximate $5 million positive impact on revenues at MERC.  Amounts related to the CIP are offset by a corresponding increase in operating and maintenance expense and, therefore, had no impact on earnings.

	-	Partially offsetting these rate increases was the rate decrease at WPS, effective January 14, 2011, which had an approximate $5 million negative impact on quarter-over-quarter revenues.

Margins

Regulated natural gas utility segment margins increased $3.0 million quarter over quarter, driven by the approximate $7 million net positive impact of the retail natural gas distribution rate orders discussed above.   These rate increases were partially offset by an approximate $4 million decrease in margins resulting from both lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites and an increase in refunds paid to customers under the PGL and NSG bad debt riders.  These amounts were offset by a decrease in operating and maintenance expense resulting from lower amortization of the related net regulatory assets and, therefore, had no impact on earnings.

Operating Income

Operating income at the regulated natural gas utility segment increased $2.8 million quarter over quarter.  This increase was primarily driven by the $3.0 million increase in the natural gas margins discussed above and a $0.7 million decrease in operating and maintenance expenses.

The $0.7 million quarter-over-quarter decrease in operating and maintenance expenses primarily related to:

•
An approximate $4 million decrease due to approximately $3 million of lower amortization of the regulatory asset related to environmental cleanup expenditures for manufactured gas plant sites and approximately $1 million of higher amortization of the regulatory liabilities recorded as a result of the PGL and NSG bad debt riders.  This decrease was passed through to customers in rates and, therefore, had no impact on earnings.

•
A $1.4 million decrease in bad debt expense driven by the bad debt rider in place at PGL.  For 2011, PGL recorded bad debt expense based on amounts approved in its most recent rate order, which was effective January 28, 2010.  Bad debt expense was recorded prior to January 28, 2010, based on a higher amount approved in PGL's previous rate order.

•	A $1.3 million decrease in labor costs as a result of the reduction in workforce implemented as a part of previously announced cost management efforts.

•	These decreases were offset by:

	-	A $3.7 million increase in expenses related to energy conservation programs and enhanced efficiency initiatives.

	-	A $3.2 million increase in natural gas distribution expenses, including additional labor and consulting expenses in the first quarter of 2011 associated with a work asset management system.

Regulated Electric Utility Segment Operations

			Change in
	Three Months Ended March 31		2011 Over
(Millions, except heating degree days)	2011	2010	2010

Revenues	$322.6	$334.9	(3.7)%
Fuel and purchased power costs	137.8	140.4	(1.9)%
Margins	184.8	194.5	(5.0)%

Operating and maintenance expense	101.2	102.5	(1.3)%
Depreciation and amortization expense	22.1	24.4	(9.4)%
Taxes other than income taxes	12.3	12.2	0.8%

Operating income	49.2	55.4	(11.2)%

Miscellaneous income	0.3	0.2	50.0%
Interest expense	(12.0)	(10.8)	11.1%
Other expense	(11.7)	(10.6)	10.4%

Income before taxes	$37.5	$44.8	(16.3)%

Sales in kilowatt-hours
Residential	814.3	792.8	2.7%
Commercial and industrial	2,053.2	2,027.0	1.3%
Wholesale	1,062.2	1,211.7	(12.3)%
Other	11.0	11.2	(1.8)%
Total sales in kilowatt-hours	3,940.7	4,042.7	(2.5)%

Weather
WPS:
Heating degree days	3,892	3,444	13.0%
UPPCO:
Heating degree days	4,108	3,592	14.4%

First Quarter 2011 Compared with First Quarter 2010

Revenues

Regulated electric utility segment revenues decreased $12.3 million quarter over quarter, driven by:

•
An approximate $7 million quarter-over-quarter decrease in revenues primarily due to a decrease in WPS’s revenue from the previous rate order, which is the result of a lower authorized return on common equity, lower rate base, and other reduced costs reflected in the current rate order.  In addition, the current WPS rate order reflected customer growth that did not materialize, which impacts the decoupling mechanism.

•
An approximate $6 million decrease in market sales driven by a combination of lower natural gas prices, which lowered MISO prices for electricity, and higher production costs for certain WPS coal-fired generation plants due to increased railroad transportation costs for coal that became effective in 2011.  Market sales do not impact margins, as the revenues from these sales are used to reduce fuel and purchased power costs recovered through the power supply cost recovery mechanism.

Margins

Regulated electric utility segment margins decreased $9.7 million quarter over quarter, driven by:

•
An approximate $8 million quarter-over-quarter decrease in margins primarily due to a decrease in WPS’s revenue from the previous rate order, which is the result of a lower authorized return on common equity, lower rate base, and other reduced costs reflected in the current rate order.  In addition, the current WPS rate order reflected customer growth that did not materialize, which impacts the decoupling mechanism.

•	An approximate $3 million decrease in margins driven by higher quarter-over-quarter fuel and purchased power costs related to retail sales.

Operating Income

Operating income at the regulated electric utility segment decreased $6.2 million quarter over quarter, driven by the $9.7 million decrease in margins, partially offset by a $3.5 million decrease in operating expenses.

The decrease in operating expenses was the result of:

•	A $2.3 million decrease in depreciation and amortization expense, primarily related to lower software amortization and lower depreciation rates approved by the PSCW effective January 1, 2011.

•	A $1.8 million decrease in labor costs as a result of the reduction in workforce implemented as a part of previously announced cost management efforts.

•
These decreases were partially offset by a $1.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which aims to help residents and businesses install cost-effective, energy efficient, and renewable energy products.

Electric Transmission Investment Segment Operations

First Quarter 2011 Compared with First Quarter 2010

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment decreased $0.3 million during the first quarter of 2011 compared with the same quarter in 2010, due to a decrease in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  ATC's continued investment in transmission equipment and facilities resulted in increased returns, which were more than offset by an increase in certain expenses relating to business development which are not recoverable in rates.

Integrys Energy Services Nonregulated Segment Operations

	Three Months Ended March 31		Change in 2011
(Millions, except natural gas sales volumes)	2011	2010 (1)	Over 2010

Revenues	$455.5	$644.6	(29.3)%
Cost of fuel, natural gas, and purchased power	402.5	638.2	(36.9)%
Margins	53.0	6.4	728.1%
Margin Detail
Realized retail electric margins	20.3	17.4	16.7%
Realized wholesale electric margins	(0.3)	0.9	N/A
Realized energy asset margins	7.3	8.1	(9.9)%
Fair value adjustments	10.0	(43.1)	N/A
Electric and other margins	37.3	(16.7)	N/A
Realized retail natural gas margins	23.5	29.2	(19.5)%
Realized wholesale natural gas margins	2.8	(1.6)	N/A
Lower-of-cost-or-market inventory adjustments	0.1	4.6	(97.8)%
Fair value adjustments	(10.7)	(9.1)	17.6%
Natural gas margins	15.7	23.1	(32.0)%

Operating and maintenance expense	32.1	33.3	(3.6	) %
Net (gain) loss on Integrys Energy Services' dispositions related to strategy change	(0.1)	39.8	N/A
Depreciation and amortization	3.3	4.6	(28.3)%
Taxes other than income taxes	1.8	3.2	(43.8)%
Operating income (loss)	15.9	(74.5)	N/A

Miscellaneous income	0.9	0.5	80.0%
Interest expense	(0.5)	(3.4)	(85.3)%
Other income (expense)	0.4	(2.9)	N/A

Income (loss) before taxes	$16.3	$(77.4)	N/A

Physically settled volumes
Retail electric sales volumes in kwh	2,952.5	3,153.3	(6.4)%
Wholesale electric sales volumes in kwh	72.6 (2)	477.1	(84.8)%
Retail natural gas sales volumes in bcf	48.5	50.4	(3.8)%
Wholesale natural gas sales volumes in bcf	-	21.9	(100.0)%
kwh – kilowatt-hours
bcf – billion cubic feet

(1)	Certain amounts have been retrospectively adjusted due to a change in accounting policy in the fourth quarter of 2010. See Note 1, "Financial Information," for more information.

(2)	Primarily relates to energy assets.

First Quarter 2011 Compared with First Quarter 2010

Revenues

Revenues decreased $189.1 million quarter over quarter, driven by lower sales volumes resulting from Integrys Energy Services' strategy change, as well as lower natural gas prices, as the average market price of natural gas decreased approximately 11% quarter over quarter.

Margins

Integrys Energy Services' margins increased $46.6 million quarter over quarter.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins increased $2.9 million quarter over quarter primarily due to increased margins in the Illinois, New York, and New England markets, driven by higher sales volumes and the change in pricing methodology and customer mix that was implemented as part of Integrys Energy Services' strategy change, partially offset by a decrease in margins related to the sale of the Texas retail electric business in June 2010.

Fair value adjustments

Integrys Energy Services' electric margins from fair value adjustments increased $53.1 million quarter over quarter.  Fair value adjustments required under derivative accounting rules relate to physical electric supply contracts and financial contracts used to economically hedge risks associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $5.7 million quarter over quarter, primarily due to fewer opportunities in 2011 to enhance value by taking advantage of natural gas price volatility and market price differentials for natural gas storage and transportation capacity, as compared with the first quarter of 2010.

Lower-of-cost-or-market inventory adjustments

Integrys Energy Services' physical natural gas inventory is valued at lower-of-cost-or-market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  The lower-of-cost-or-market inventory write-downs are offset by higher margins in future periods as the inventory that was written down is sold.  The $4.5 million quarter-over-quarter decrease in margins from lower-of-cost-or-market inventory adjustments was driven by a lower quarter-over-quarter volume of inventory withdrawn from storage for which write-downs had previously been recorded.

Realized wholesale natural gas margins

Realized wholesale natural gas margins increased $4.4 million quarter over quarter, from negative margins of $1.6 million during the first quarter of 2010, to positive margins of $2.8 million during the first quarter of 2011. The remaining realized wholesale natural gas activity at Integrys Energy Services relates to residual contracts for which the associated risks have been economically hedged.

Fair value adjustments

Integrys Energy Services' natural gas margins from fair value adjustments decreased $1.6 million quarter over quarter.  Fair value adjustments required under derivative accounting rules primarily relate to physical natural gas supply contracts and financial contracts used to economically hedge risks associated with certain natural gas supply contracts as well as natural gas storage and transportation activity related to the supply of retail sales obligations.

Operating Income

Integrys Energy Services' operating income increased $90.4 million quarter over quarter, driven by the $46.6 million increase in margins discussed above, a $39.9 million decrease in the net loss on Integrys Energy Services' dispositions related to its strategy change, and a $2.3 million decrease in employee payroll and benefit related expenses, primarily due to the reduction in workforce associated with Integrys Energy Services' strategy change.  This increase was partially offset by $2.1 million of intercompany fees related to a credit agreement with the holding company established in the second quarter of 2010.

Other Income (Expense)

Integrys Energy Services' other income increased $3.3 million quarter over quarter, due to a $2.9 million decrease in interest expense driven by reduced business size, as a result of Integrys Energy Services' strategy change.

Holding Company and Other Segment Operations

			Change in
	Three Months Ended March 31		2011 over
(Millions)	2011	2010	2010

Operating income (loss)	$1.7	$(0.6)	N/A
Other expense	(9.2)	(12.4)	(25.8)%

Net loss before taxes	$(7.5)	$(13.0)	(42.3)%

First Quarter 2011 Compared with First Quarter 2010

Operating Income (Loss)

Operating income at the holding company and other segment increased $2.3 million quarter over quarter, driven by intercompany fees charged to Integrys Energy Services related to a credit agreement with the holding company established in the second quarter of 2010.

Other Expense

Other expense at the holding company and other segment decreased $3.2 million quarter over quarter, driven by lower amortization of credit facility fees in 2011.

Provision for Income Taxes

	Three Months Ended March 31
	2011	2010

Effective Tax Rate	36.8%	49.8%

First Quarter 2011 Compared with First Quarter 2010

The decrease in the effective tax rate for the first quarter of 2011, compared with the same quarter in 2010, was primarily related to the elimination of the tax deduction in the first quarter of 2010 for employer-paid postretirement prescription drug charges, to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, Integrys Energy Group expensed $11.8 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction to the provision for income taxes.

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

Operating Cash Flows

During the quarter ended March 31, 2011, net cash provided by operating activities was $395.5 million, compared with $419.4 million for the same quarter in 2010.  The $23.9 million quarter-over-quarter decrease was largely driven by a $105.2 million quarter-over-quarter increase in contributions to pension and other postretirement benefit plans.

This decrease in net cash provided by operating activities was partially offset by:

•	A $49.5 million decrease in cash collateral provided to counterparties, primarily due to the change in Integrys Energy Services' business related to its strategy change.

•
A $30.6 million quarter-over-quarter positive impact related to the change in other current liabilities, primarily driven by a decrease in collateral received from counterparties in the first quarter of 2010 due to Integrys Energy Services’ reduced business size resulting from its strategy change.

Investing Cash Flows

Net cash used for investing activities was $56.2 million during the quarter ended March 31, 2011, compared with $15.8 million for the same quarter in 2010.  The $40.4 million quarter-over-quarter increase was primarily driven by a reduction in proceeds received from the sale or disposal of assets, primarily due to proceeds received in the first quarter of 2010 related to Integrys Energy Services' strategy change.  Partially offsetting this change was a $12.0 million quarter-over-quarter decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2011	2010	Change
Electric utility	$20.7	$23.7	$(3.0)
Natural gas utility	26.6	23.0	3.6
Integrys Energy Services	1.2	7.6	(6.4)
Holding company and other	2.7	8.9	(6.2)
Integrys Energy Group consolidated	$51.2	$63.2	$(12.0)

The decrease in capital expenditures at the Integrys Energy Services segment for the quarter ended March 31, 2011, compared with March 31, 2010, was mainly due to decreased expenditures related to solar projects.  The quarter-over-quarter decrease in capital expenditures at the holding company and other segment was primarily due to lower expenditures in 2011 related to software projects.

Financing Cash Flows

Net cash used for financing activities was $323.0 million during the quarter ended March 31, 2011, compared with $189.1 million for the same quarter in 2010.  The $133.9 million quarter-over-quarter increase in cash used for financing activities was driven by a $275.0 million quarter-over-quarter increase in the repayment of long-term borrowings.

This increase in cash used for financing activities was partially offset by:

•	A $107.3 million decrease due to $57.9 million of net borrowings of short-term debt in 2011 compared with $49.4 million of net repayments in 2010.

•
A $55.8 million decrease due to $11.1 million of payments made during 2011 to buyers of the wholesale natural gas and electric businesses and payments for settlement of out-of-the-money transactions that were executed at the time of the sale compared with $66.9 million of payments in 2010.

Significant Financing Activities

Integrys Energy Group had outstanding commercial paper borrowings of $57.9 million and $162.7 million at March 31, 2011, and 2010, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at March 31, 2011, and 2010.  See Note 8, "Short-Term Debt and Lines of Credit," for more information.

For information on the issuance and redemption of long-term debt at Integrys Energy Group and its subsidiaries in 2011, see Note 9, "Long-Term Debt."

From February 11, 2010 through April 30, 2011, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans. Beginning May 1, 2011, Integrys Energy Group began purchasing shares on the open market to meet the requirements of these plans.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of March 31, 2011.

		Payments Due By Period
(Millions)	Total Amounts Committed	2011	2012 to 2013	2014 to 2015	2016 and Thereafter

Long-term debt principal and interest payments (1)	$3,271.8	$238.4	$768.8	$380.1	$1,884.5
Operating lease obligations	51.8	7.6	16.7	6.9	20.6
Commodity purchase obligations (2)	2,667.2	568.9	993.2	433.3	671.8
Purchase orders (3)	450.3	447.2	3.1	-	-
Pension and other postretirement funding obligations (4)	520.9	25.7	214.0	120.0	161.2
Uncertain tax positions (5)	3.3	3.3	-	-	-
Capital contributions to equity method investment	4.8	4.8	-	-	-
Total contractual cash obligations	$6,970.1	$1,295.9	$1,995.8	$940.3	$2,738.1

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

(5)
The obligation for the liability of $28.1 million related to uncertain tax positions that extend beyond 2011 is not reflected in the table as the amount and timing of the payments are uncertain.  See Note 10, "Income Taxes," for more information on uncertain tax positions.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $640.2 million at March 31, 2011, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 11, "Commitments and Contingencies," for more information about environmental liabilities.

Capital Requirements

As of March 31, 2011, construction expenditures by company for the three-year period 2011 through 2013 were anticipated to be as follows:

(Millions)
WPS
Environmental projects	$316.8
Electric and natural gas distribution projects	123.5
Electric and natural gas delivery and customer service projects	32.8
Other projects	123.9

UPPCO
Repairs and safety measures at hydroelectric facilities	16.7
Other projects	35.5

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	34.7

MERC
Natural gas pipe distribution system and other projects	53.8

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects (1)	684.4

NSG
Natural gas pipe distribution system and other projects	75.7

Integrys Energy Services
Solar and other projects (2)	156.5

IBS
Corporate services infrastructure projects	92.5
Total capital expenditures	$1,746.8

(1)
Includes approximately $300 million of expenditures related to the AMRP at PGL in 2011, 2012, and 2013.  On January 21, 2010, the ICC approved a rider mechanism to allow PGL to recover these incremental costs.  See Note 20, "Regulatory Environment," for more information.

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

Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments.  This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies, to utilize risk management policies to hedge the impact of volatile commodity prices, and to make decisions regarding capital requirements.  Integrys Energy Group plans to meet its capital requirements for the period 2011 through 2013 primarily through internally generated funds (net of forecasted dividend payments) and debt and equity financings.  During 2011, approximately $900 million of Integrys Energy Group's revolving credit facilities will mature.  Integrys Energy Group is in the process of renewing a substantial portion of its maturing credit facilities before the end of the second quarter of 2011.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

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

At March 31, 2011, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 8, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 9, "Long-Term Debt," for more information on Integrys Energy Group's long-term debt and related covenants.

Other Future Considerations

Decoupling

In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volumes resulting from changes in customer count.

•
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

•	The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  Amounts recoverable from or refundable to customers are included in rates upon approval in a rate order.

•	Decoupling for UPPCO was approved for the majority of customer groups by the MPSC, effective January 1, 2010.

•
The MPSC granted an order, effective January 1, 2010, approving a decoupling mechanism for MGU as a pilot program which adjusts for the impact on revenues of changes in weather-normalized use per customer for residential and small commercial customers, but does not adjust for weather-related usage.

•	In Minnesota, MERC proposed a decoupling mechanism in its November 30, 2010 general rate case filing.

See Note 20, "Regulatory Environment," for more information.

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

A risk exists that such legislation or regulation will increase the cost of producing energy utilizing fossil fuels.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric and natural gas utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Property Tax Assessment on Natural Gas

Integrys Energy Group's natural gas retailers, including its five natural gas utilities, purchase storage services from pipeline companies on the pipelines' interstate natural gas storage and transmission systems.  Once a shipper, such as the subsidiaries of Integrys Energy Group, delivers natural gas to the pipeline's system, that specific natural gas cannot be physically traced back to the shipper, and the physical location of that specific natural gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working natural gas in facilities located in their states.  Because the pipeline does not have title to the working natural gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  PGL and MERC are currently pursuing protests through litigation in Texas and Kansas, respectively.  In April 2011, the U.S. Supreme Court declined to grant the Texas taxing authority's petition for review of the Texas Supreme Court's decision in favor of PGL.  Integrys Energy Group anticipates this will resolve the pending Texas litigation and, barring adverse legal developments, prevent such future assessments in Texas taxing districts subject to the court's ruling.

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

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, Integrys Energy Group was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction in 2010 was $11.8 million, of which $10.8 million flowed through to net income as a component of income tax expense, and $1.0 million was deferred for regulatory recovery at UPPCO.  Integrys Energy Group has sought or expects to seek recovery in rates for the income impacts of this tax law change related to regulated utility operations in the majority of its jurisdictions.  If recovery in rates becomes probable, income tax expense would be reduced in that period, but at this time Integrys Energy Group is not able to predict how much will ultimately be recovered in rates.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  Although a few provisions were effective with the passing of the act, the majority of the rules to implement the provisions will be finalized and become effective over the 18 months following the signing of the act.  Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements.  Final rules for these provisions are expected in 2011.  Integrys Energy Group is monitoring developments related to this act and their impacts on its future results of operations, cash flows, and financial position.

Recent Tax Law Changes

In January 2011, the Taxpayer Accountability and Budget Stabilization Act was enacted in Illinois.  This act increases the corporate combined income tax rate from 7.3% to 9.5% retroactively to January 1, 2011.  The rate decreases to 7.75% after 2014 and returns to 7.3% after 2024.  Integrys Energy Group and its subsidiaries adjusted deferred taxes to reflect the changes in the tax rate in the first quarter of 2011.  Due to the effects of regulation, and the timing of the February 2011 rate filings for PGL and NSG, Integrys Energy Group does not anticipate a material impact on income from this legislation.

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the ITC or production tax credit for certain renewable energy investments.  In September 2010, President Obama signed into law the Small Business Jobs Act of 2010.  This act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that affect Integrys Energy Group.  Integrys Energy Group anticipates that these tax law changes will likely result in $140.0 million to $240.0 million of reduced cash payments for taxes during 2011 and 2012.  These incentives may also have the effect of reducing utility rate base and, thus, future earnings relative to prior expectations.  Integrys Energy Group is evaluating the most appropriate manner to deploy the additional cash, which may include, among other things, making incremental contributions to its various employee benefit plans and funding additional capital investments.

Illinois Manufactured Gas Plant Legislation

Senate Bill (SB) 3388 would require PGL and NSG either to enter into 30-year purchase contracts for manufactured gas produced from an Illinois coal and petroleum coke plant to be built on the south side of Chicago or to elect to file biennial rate proceedings before the ICC in 2011, 2013, and 2015.  The stated mission of this coal to gas project is to use Illinois coal and petroleum coke to mass produce manufactured gas and sell its entire offput to the four largest Illinois natural gas utilities in equal amounts.  Under certain assumptions, the Illinois Power Authority may allocate the offput based on therms sold by these utilities, but no utility would be required to take more than 42% of the total plant offput.  SB 1927 is similar legislation for a manufactured gas project to be located in Jefferson County, Illinois.  It would require PGL and NSG either to enter into 10-year purchase contracts, with the offput of the project allocated among the four largest Illinois natural gas utilities based on therms sold, or agree to biennial rate filings for 2011, 2013, and 2015.  Both bills were passed by the General Assembly but were vetoed by the Governor in March 2011.

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has reviewed its critical accounting policies for new critical accounting estimates and other significant changes and has found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2010, are still current and that there have been no significant changes.

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

Commodity Price Risk

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures.  Integrys Energy Services' VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and 99% confidence level.  For further explanation of Integrys Energy Group's VaR calculation, see the 2010 Annual Report on Form 10-K.

The VaR for Integrys Energy Services' open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2011	2010

As of March 31	$0.3	$0.3
Average for 12 months ended March 31	0.3	0.7
High for 12 months ended March 31	0.3	1.0
Low for 12 months ended March 31	0.2	0.3

The VaR for Integrys Energy Services' open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2011	2010

As of March 31	$1.2	$1.4
Average for 12 months ended March 31	1.4	3.0
High for 12 months ended March 31	1.5	4.3
Low for 12 months ended March 31	1.1	1.4

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

Based on the variable rate debt of Integrys Energy Group outstanding at March 31, 2011, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $1.5 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2010, an increase in interest rates of 100 basis points would have increased annual interest expense by $3.0 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in its 2010 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in Integrys Energy Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 11, "Commitments and Contingencies."

Item 1A.    Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of Integrys Energy Group’s 2010 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2011.

Item 6.      Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: May 4, 2011	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

101 *
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended March 31, 2011, filed on May 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Condensed Notes To Financial Statements tagged as blocks of text.

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