Form 10-Q
period 2011-09-30
INTEGRYS ENERGY GROUP, INC.
filed 2011-11-02
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock, $1 par value, 78,287,906 shares outstanding at October 27, 2011

INTEGRYS ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2011

i

ii

Commonly Used Acronyms in this Quarterly Report on Form 10-Q

AMRP	Accelerated Natural Gas Main Replacement Program

ASU	Accounting Standards Update

ATC	American Transmission Company LLC

BACT	Best Available Control Technology

CAA	Clean Air Act

CSAPR	Cross State Air Pollution Rule

EEP	Enhanced Efficiency Program

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

FTR	Financial Transmission Right

GAAP	United States Generally Accepted Accounting Principles

IBS	Integrys Business Support, LLC

ICC	Illinois Commerce Commission

ICR	Infrastructure Cost Recovery

IRS	United States Internal Revenue Service

ITC	Investment Tax Credit

ITF	Integrys Transportation Fuels, LLC

LIFO	Last-in, First-out

MERC	Minnesota Energy Resources Corporation

MGU	Michigan Gas Utilities Corporation

MISO	Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MPUC	Minnesota Public Utility Commission

N/A	Not Applicable

NOI	Notice of Intent

NOV	Notice of Violation

NSG	North Shore Gas Company

OCI	Other Comprehensive Income

PELLC	Peoples Energy, LLC

PGL	The Peoples Gas Light and Coke Company

PSCW	Public Service Commission of Wisconsin

SEC	United States Securities and Exchange Commission

UPPCO	Upper Peninsula Power Company

WDNR	Wisconsin Department of Natural Resources

WPS	Wisconsin Public Service Corporation

WRPC	Wisconsin River Power Company

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

•	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
•	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
•	The retention of market-based rate authority;
•	The risk associated with the value of goodwill or other intangible assets and their possible impairment;

•	Investment performance of employee benefit plan assets, including actuarial assumptions, and the related impact on future funding requirements;
•	Changes in technology, particularly with respect to new, developing, or alternative sources of generation;
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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

INTEGRYS ENERGY GROUP, INC.

	Three Months Ended		Nine Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	September 30		September 30
(Millions, except per share data)	2011	2010	2011	2010

Utility revenues	$596.2	$598.6	$2,435.7	$2,466.0
Nonregulated revenues	342.5	399.3	1,140.9	1,450.1
Total revenues	938.7	997.9	3,576.6	3,916.1

Utility cost of fuel, natural gas, and purchased power	245.7	232.1	1,211.6	1,224.5
Nonregulated cost of fuel, natural gas, and purchased power	294.2	338.0	989.2	1,293.1
Operating and maintenance expense	241.8	254.2	765.7	764.6
Impairment losses on property, plant, and equipment	—	43.2	—	43.2
Restructuring expense	—	(0.3)	2.0	8.9
Net (gain) loss on Integrys Energy Services’ dispositions related to strategy change	—	(0.2)	(0.2)	14.6
Depreciation and amortization expense	62.4	69.0	186.9	200.9
Taxes other than income taxes	23.8	22.7	74.4	71.5
Operating income	70.8	39.2	347.0	294.8

Miscellaneous income	20.9	26.3	63.7	71.1
Interest expense	(31.4)	(35.2)	(98.4)	(111.2)
Other expense	(10.5)	(8.9)	(34.7)	(40.1)

Income before taxes	60.3	30.3	312.3	254.7
Provision for income taxes	22.7	9.2	120.5	103.6
Net income from continuing operations	37.6	21.1	191.8	151.1

Discontinued operations, net of tax	—	—	(0.8)	0.1
Net income	37.6	21.1	191.0	151.2

Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Noncontrolling interest in subsidiaries	—	—	—	0.3
Net income attributed to common shareholders	$36.9	$20.4	$188.7	$149.2

Average shares of common stock
Basic	78.7	77.7	78.6	77.3
Diluted	79.2	78.1	78.9	77.8

Earnings (loss) per common share (basic)
Net income from continuing operations	$0.47	$0.26	$2.41	$1.93
Discontinued operations, net of tax	—	—	(0.01)	—
Earnings per common share (basic)	$0.47	$0.26	$2.40	$1.93

Earnings (loss) per common share (diluted)
Net income from continuing operations	$0.47	$0.26	$2.40	$1.92
Discontinued operations, net of tax	—	—	(0.01)	—
Earnings per common share (diluted)	$0.47	$0.26	$2.39	$1.92

Dividends per common share declared	$0.68	$0.68	$2.04	$2.04

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2011	2010

Assets
Cash and cash equivalents	$27.3	$179.0
Collateral on deposit	43.2	33.3
Accounts receivable and accrued unbilled revenues, net of reserves of $47.5 and $41.9, respectively	520.9	832.1
Inventories	308.7	247.9
Assets from risk management activities	181.5	236.9
Regulatory assets	80.9	117.9
Deferred income taxes	68.0	67.7
Prepaid taxes	265.0	269.9
Other current assets	72.5	65.7
Current assets	1,568.0	2,050.4

Property, plant, and equipment, net of accumulated depreciation of $2,997.6 and $2,900.2, respectively	5,063.3	5,013.4
Regulatory assets	1,473.0	1,495.1
Assets from risk management activities	71.9	89.4
Goodwill	658.4	642.5
Other long-term assets	582.3	526.0
Total assets	$9,416.9	$9,816.8

Liabilities and Equity
Short-term debt	$240.2	$10.0
Current portion of long-term debt	0.9	476.9
Accounts payable	386.7	453.0
Liabilities from risk management activities	215.9	289.6
Accrued taxes	60.0	90.2
Regulatory liabilities	44.1	75.7
Other current liabilities	238.5	262.4
Current liabilities	1,186.3	1,657.8

Long-term debt	2,080.7	2,161.6
Deferred income taxes	1,031.1	860.5
Deferred investment tax credits	44.6	45.2
Regulatory liabilities	343.3	316.2
Environmental remediation liabilities	628.2	643.9
Pension and other postretirement benefit obligations	531.7	603.4
Liabilities from risk management activities	80.4	99.7
Asset retirement obligations	334.0	320.9
Other long-term liabilities	138.2	150.6
Long-term liabilities	5,212.2	5,202.0

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 78,287,906 shares issued; 77,913,759 shares outstanding	78.3	77.8
Additional paid-in capital	2,562.5	2,540.4
Retained earnings	380.1	350.8
Accumulated other comprehensive loss	(37.1)	(44.7)
Shares in deferred compensation trust	(16.6)	(18.5)
Total common shareholders’ equity	2,967.2	2,905.8

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	0.1	0.1
Total liabilities and equity	$9,416.9	$9,816.8

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

	Nine Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	September 30
(Millions)	2011	2010
Operating Activities
Net income	$191.0	$151.2
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	0.8	(0.1)
Impairment losses on property, plant, and equipment	—	43.2
Depreciation and amortization expense	186.9	200.9
Recoveries and refunds of regulatory assets and liabilities	42.8	20.1
Net unrealized gains on nonregulated energy contracts	(15.5)	(44.3)
Bad debt expense	27.3	32.7
Pension and other postretirement expense	54.3	50.7
Pension and other postretirement contributions	(109.7)	(64.9)
Deferred income taxes and investment tax credits	155.8	53.9
(Gain) loss on sale of assets	(1.6)	12.5
Equity income, net of dividends	(11.2)	(10.3)
Other	26.4	28.8
Changes in working capital
Collateral on deposit	(9.8)	149.7
Accounts receivable and accrued unbilled revenues	295.6	440.8
Inventories	(61.3)	(25.2)
Other current assets	6.0	0.1
Accounts payable	(56.2)	(118.4)
Other current liabilities	(88.1)	(145.7)
Net cash provided by operating activities	633.5	775.7

Investing Activities
Capital expenditures	(204.4)	(187.1)
Proceeds from the sale or disposal of assets	5.6	64.1
Capital contributions to equity method investments	(25.6)	(5.1)
Acquisition of compressed natural gas fueling companies, net of cash acquired	(42.6)	—
Other	(0.8)	0.2
Net cash used for investing activities	(267.8)	(127.9)

Financing Activities
Short-term debt, net	240.2	(162.6)
Redemption of notes payable	(10.0)	—
Proceeds from sale of borrowed natural gas	—	21.9
Purchase of natural gas to repay natural gas loans	—	(6.5)
Repayment of long-term debt	(556.2)	(116.1)
Payment of dividends
Preferred stock of subsidiary	(2.3)	(2.3)
Common stock	(153.4)	(139.3)
Issuance of common stock	4.9	26.2
Payments made on derivative contracts related to divestitures classified as financing activities	(29.3)	(138.2)
Other	(11.6)	(10.2)
Net cash used for financing activities	(517.7)	(527.1)

Change in cash and cash equivalents - continuing operations	(152.0)	120.7
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	0.3	0.1
Net change in cash and cash equivalents	(151.7)	120.8
Cash and cash equivalents at beginning of period	179.0	44.5
Cash and cash equivalents at end of period	$27.3	$165.3

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

Our financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table reflects the impacts of the change in accounting policy on our financial statements:

	For the Three Months Ended September 30, 2010
(Millions, except per share data)	As Originally Reported	Adjustments	Retrospectively Adjusted

Statements of Income
Operating and maintenance expense	$254.3	$(0.1)	$254.2
Provision for income taxes	9.3	(0.1)	9.2
Net income from continuing operations	20.9	0.2	21.1
Net income	20.9	0.2	21.1
Net income attributed to common shareholders	20.2	0.2	20.4

Earnings per common share (basic)	$0.26	—	$0.26
Earnings per common share (diluted)	$0.26	—	$0.26

	For the Nine Months Ended September 30, 2010
(Millions, except per share data)	As Originally Reported	Adjustments	Retrospectively Adjusted

Statements of Income
Operating and maintenance expense	$764.7	$(0.1)	$764.6
Depreciation and amortization expense	201.1	(0.2)	200.9
Provision for income taxes	103.9	(0.3)	103.6
Net income from continuing operations	150.5	0.6	151.1
Net income	150.6	0.6	151.2
Net income attributed to common shareholders	148.6	0.6	149.2

Earnings per common share (basic)
Net income from continuing operations	$1.92	$0.01	$1.93
Earnings per common share (basic)	1.92	0.01	1.93

Earnings per common share (diluted)
Net income from continuing operations	$1.91	$0.01	$1.92
Earnings per common share (diluted)	1.91	0.01	1.92

The change in accounting policy for ITCs also impacted previously reported amounts in the Statements of Cash Flows.  Although there was no overall impact on net cash provided by operating activities, we adjusted certain line items classified within this category to reflect the amounts included in the table above.  These line items were: net income, depreciation and amortization expense, deferred income taxes and investment tax credits, and other.

NOTE 2—CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to our Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2011	2010
Cash paid for interest	$80.3	$92.0
Cash paid (received) for income taxes	(10.9)	42.4

Significant noncash transactions were:

	Nine Months Ended September 30
(Millions)	2011	2010
Construction costs funded through accounts payable	$34.1	$13.8
Equity issued for stock-based compensation plans	15.8	3.0
Equity issued for reinvested dividends	5.4	16.9

NOTE 3—RISK MANAGEMENT ACTIVITIES

The following tables show our assets and liabilities from risk management activities.

		September 30, 2011
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$1.1	$19.5
Natural gas contracts	Long-term	0.4	3.1
FTRs	Current	4.1	0.4
Petroleum product contracts	Current	0.3	—
Coal contract	Current	—	0.3
Coal contract	Long-term	0.4	0.6
Cash flow hedges
Natural gas contracts	Current	—	0.6
Natural gas contracts	Long-term	—	0.1

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	100.5	94.1
Natural gas contracts	Long-term	45.6	42.7
Electric contracts	Current	75.3	100.8
Electric contracts	Long-term	25.5	33.9
Foreign exchange contracts	Current	0.2	0.2
	Current	181.5	215.9
	Long-term	71.9	80.4
Total		$253.4	$296.3

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

The following table shows our cash collateral positions:

(Millions)	September 30, 2011	December 31, 2010
Cash collateral provided to others	$43.2	$33.3
Cash collateral received from others *	3.0	4.5

*       Reflected in other current liabilities on the Balance Sheets.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require “adequate assurance” in the event of a material adverse change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The following table shows the aggregate fair value of all derivative instruments with specific credit risk related contingent features that were in a liability position:

(Millions)	September 30, 2011	December 31, 2010
Integrys Energy Services	$132.0	$219.5
Utility segments	20.3	22.1

If all of the credit risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, our collateral requirement would have been as follows:

(Millions)	September 30, 2011	December 31, 2010
Collateral that would have been required:
Integrys Energy Services	$214.0	$295.7
Utility segments	14.2	14.1
Collateral already satisfied:
Integrys Energy Services — Letters of credit	11.0	56.9
Collateral remaining:
Integrys Energy Services	203.0	238.8
Utility segments	14.2	14.1

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

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	September 30, 2011		December 31, 2010
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	751.1	N/A	979.9	N/A
FTRs (millions of kilowatt-hours)	N/A	7,936.4	N/A	5,882.5
Petroleum products (barrels)	35,909.0	N/A	71,827.0	N/A
Coal contract (millions of tons)	4.3	N/A	4.9	N/A

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Financial Statement Presentation	2011	2010	2011	2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$(9.3)	$(12.9)	$4.1	$(17.7)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	(2.5)	(1.1)	(2.3)	(3.5)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.1)	(0.1)	(0.2)	(0.2)
Natural gas contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	(0.1)	(0.2)	—	(0.1)
FTRs	Balance Sheet – Regulatory assets (current)	0.5	1.2	(1.0)	0.6
FTRs	Balance Sheet – Regulatory liabilities (current)	(0.6)	(3.0)	(0.7)	(0.3)
Petroleum product contracts	Balance Sheet – Regulatory assets (current)	—	N/A	(0.1)	N/A
Petroleum product contracts	Balance Sheet – Regulatory liabilities (current)	(0.2)	N/A	—	N/A
Petroleum product contracts	Income Statement – Operating and maintenance expense	(0.2)	0.1	—	(0.2)
Coal contract	Balance Sheet – Regulatory assets (current)	1.1	N/A	0.9	N/A
Coal contract	Balance Sheet – Regulatory assets (long-term)	2.4	N/A	(0.6)	N/A
Coal contract	Balance Sheet – Regulatory liabilities (long-term)	0.5	N/A	(3.2)	N/A

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

	Purchases
	September 30, 2011	December 31, 2010
Natural gas (millions of therms)	7.8	5.4

Changes in the fair values of the effective portions of these contracts are included in OCI, net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Natural gas contracts	$(0.3)	$(0.5)	$(0.5)	$(1.6)

Loss Reclassified from Accumulated OCI into Income (Effective Portion)

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2011	2010	2011	2010
Settled natural gas contracts	Operating and maintenance expense	$(0.3)	$(0.2)	$(0.8)	$(0.6)

No amounts were reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting related to these natural gas contracts during the three and nine months ended September 30, 2011, and 2010.  Cash flow hedge ineffectiveness related to these natural gas contracts also was not significant during the three and nine months ended September 30, 2011, and

2010.  When testing for effectiveness, no portion of these derivative instruments was excluded.  In the next 12 months, an insignificant loss is expected to be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Services enters into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  These contracts are used to manage commodity price risk primarily associated with customer-related contracts.

As of July 1, 2011, Integrys Energy Services discontinued the use of cash flow hedge accounting.  At September 30, 2011, the amount deferred in accumulated OCI related to cash flow hedges at Integrys Energy Services was a pre-tax loss of $12.3 million.  This amount relates to natural gas futures, forwards, and swaps that extend through April 2014, and electric futures, forwards, and swaps that extend through May 2017.  This amount will be recognized in earnings as the forecasted transactions occur, or if it becomes probable that the forecasted transactions will not occur.

In the next 12 months, pre-tax losses of $3.3 million and $4.0 million related to the discontinued cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the forecasted transactions occur.  These amounts are expected to be offset by the settlement of the related nonderivative contracts.

Integrys Energy Services had the following notional volumes of outstanding non-hedge derivative contracts:

	September 30, 2011		December 31, 2010
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	1,021.4	858.6	940.6	1,048.4
Electric (kilowatt-hours)	34,294.9	22,069.6	22,149.4	19,707.0
Foreign exchange contracts (Canadian dollars)	5.9	5.9	15.5	15.5

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2011	2010	2011	2010
Natural gas contracts	Nonregulated revenue	$4.9	$23.7	$19.2	$32.5
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(0.2)	(0.5)	(0.6)	(0.9)
Electric contracts	Nonregulated revenue	(1.6)	(12.9)	(5.5)	(91.1)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(1.2)	(0.7)	(1.0)	(2.2)
Interest rate swaps	Interest expense	—	—	—	0.4
Total		$1.9	$9.6	$12.1	$(61.3)

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

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2011	2010	2011	2010
Interest rate swap	Interest expense	$—	$(1.0)	$(0.9)	$(1.7)
Debt hedged by swap	Interest expense	—	1.0	0.9	1.7
Total		$—	$—	$—	$—

Fair value hedge ineffectiveness recorded in interest expense on the Statements of Income was not significant for the three and nine months ended September 30, 2011 and 2010.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three and nine months ended September 30, 2011 and 2010.

Cash Flow Hedges

Prior to July 1, 2011, Integrys Energy Services entered into derivative contracts such as futures, forwards, and swaps that were designated as accounting hedges under GAAP.  These contracts are used to manage commodity price risk associated with customer-related contracts.

In addition, the holding company entered into interest rate swaps that were designated as cash flow hedges to hedge the variability in forecasted interest payments on debt issuance.  The swaps were terminated when the related debt was issued.

Integrys Energy Services had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	September 30, 2011		December 31, 2010
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	—	—	265.6	—
Electric (kilowatt-hours)	—	—	11,569.0	29.8

The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Natural gas contracts	$—	$(15.0)	$(2.3)	$(18.7)
Electric contracts	—	(27.7)	3.8	(31.0)
Interest rate swaps	—	(0.9)	—	(3.3)
Total	$—	$(43.6)	$1.5	$(53.0)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Income Statement	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Presentation	2011	2010	2011	2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$—	$(0.2)	$(9.3)	$(9.0)
Electric contracts	Nonregulated revenue	—	2.2	4.2	(12.0)
Interest rate swaps	Interest expense	(0.2)	(0.1)	(0.8)	0.4
Hedge Designation Discontinued *
Natural gas contracts	Nonregulated revenue	—	(0.6)	(0.3)	0.2
Electric contracts	Nonregulated revenue	—	(0.3)	—	(9.9)
Interest rate swaps	Interest expense	—	—	(0.2)	—
Total		$(0.2)	$1.0	$(6.4)	$(30.3)

*       Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated because the forecasted transactions became probable of not occurring.

Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2011	2010	2011	2010
Natural gas contracts	Nonregulated revenue	$—	$1.2	$0.3	$1.3
Electric contracts	Nonregulated revenue	—	0.1	(0.3)	(0.1)
Total		$—	$1.3	$—	$1.2

In the next 12 months, an insignificant pre-tax loss related to cash flow hedges of interest rate swaps at the holding company will be amortized into earnings.

NOTE 4—RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to remove costs from our operations, we developed a plan at the end of 2009 that included reductions in our workforce.  In connection with this plan, an insignificant amount of employee-related and consulting costs were included in the restructuring expense line item on the Statements of Income for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010.  No expense was recorded during the three months ended September 30, 2011.  We do not expect to recognize any additional restructuring costs associated with this plan in future periods.  The following table summarizes the current period activity related to these restructuring costs:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2011	September 30, 2011
Accrued restructuring costs at beginning of period	$—	$0.2
Add: Adjustments to accrual during the period	—	—
Deduct: Cash payments	—	0.2
Accrued restructuring costs at end of period	$—	$—

Integrys Energy Services Strategy Change

As part of our decision to focus Integrys Energy Services on selected retail electric and natural gas markets in the northeast quadrant of the United States and investments in energy assets with renewable attributes, the following restructuring costs were expensed:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Employee-related costs	$—	$(0.3)	$(0.1)	$1.7
Professional fees	—	—	—	6.4
Accelerated lease costs and depreciation	—	—	1.9	0.5
Miscellaneous	—	0.2	—	0.5
Total restructuring expense	$—	$(0.1)	$1.8	$9.1

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Statements of Income.

The following table summarizes the activity associated with employee-related restructuring expense:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2011	September 30, 2011
Accrued employee-related costs at beginning of period	$—	$0.3
Add: Adjustments to accrual during the period	—	(0.1)
Deduct: Cash payments	—	0.2
Accrued employee-related costs at end of period	$—	$—

We do not expect to recognize any additional restructuring costs associated with the Integrys Energy Services strategy change.

NOTE 5—ACQUISITION

On September 1, 2011, we acquired two compressed natural gas fueling businesses through our newly formed, indirect wholly owned subsidiary, ITF.  The total consideration paid for the acquisition of Trillium USA (Trillium) and Pinnacle CNG Systems (Pinnacle) was $49.6 million.  This amount is subject to post-closing working capital adjustments.  We acquired cash of approximately $7 million in the transaction, resulting in total cash used for the acquisition of $42.6 million.

Trillium and Pinnacle design, build, maintain, own and/or operate compressed natural gas fueling stations in multiple states.  In addition, Pinnacle manufactures and sells a patented method to pressurize compressed natural gas.

See Note 9, “Goodwill and Other Intangible Assets,” for more information related to this acquisition.

NOTE 6—DISCONTINUED OPERATIONS

Energy Management Consulting Business

During each of the nine-month periods ended September 30, 2011 and 2010, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations when contingent payments were earned from the 2009 sale of its energy management consulting business.

Peoples Energy Production Company

During the nine-month period ended September 30, 2011, we recorded a $0.9 million after-tax loss in discontinued operations when we remeasured an unrecognized tax benefits liability related to the 2007 sale of Peoples Energy Production Company.

NOTE 7—INVESTMENT IN ATC

Our electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at September 30, 2011.  ATC is a for-profit, transmission-only company regulated by FERC.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to our investment in ATC.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Balance at the beginning of period	$429.4	$407.4	$416.3	$395.9
Add: equity in net income	19.9	19.2	59.0	57.9
Add: capital contributions	2.6	—	8.5	5.1
Less: dividends received	16.2	15.7	48.1	48.0
Balance at the end of period	$435.7	$410.9	$435.7	$410.9

Financial data for all of ATC is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Income statement data
Revenues	$142.8	$136.9	$420.6	$414.1
Operating expenses	66.4	60.2	192.5	185.9
Other expense	19.8	21.7	61.6	64.0
Net income *	$56.6	$55.0	$166.5	$164.2

*       As most income taxes are the responsibility of its members, ATC does not report a provision for its members’ income taxes in its income statements.

(Millions)	September 30, 2011	December 31, 2010
Balance sheet data
Current assets	$58.1	$59.9
Noncurrent assets	2,992.6	2,888.4
Total assets	$3,050.7	$2,948.3

Current liabilities	$245.8	$428.4
Long-term debt	1,400.0	1,175.0
Other noncurrent liabilities	85.7	84.9
Members’ equity	1,319.2	1,260.0
Total liabilities and members’ equity	$3,050.7	$2,948.3

NOTE 8—INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2011, all LIFO layers were replenished and the LIFO liquidation balance was zero.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

We had the following changes to the carrying amount of goodwill during the nine months ended September 30, 2011:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Holding Company and Other	Total
Net goodwill recorded at December 31, 2010	$635.9	$6.6	$—	$642.5
Acquisition of Trillium and Pinnacle	—	—	15.9	15.9
Net goodwill recorded at September 30, 2011	$635.9	$6.6	$15.9	$658.4

In the second quarter of 2011, annual impairment tests were completed at all of our reporting units that carried a goodwill balance.  No impairments resulted from these tests.

In connection with the acquisition of Trillium and Pinnacle, we recorded intangible assets of $20.1 million in the third quarter of 2011.  The allocated fair market values and the approximate amortization periods by major intangible asset class were as follows:

	Fair Market Value	Approximate Amortization Period (in years)
Patents	$7.2	18
Compressed natural gas fueling contract assets	5.5	10
Customer relationships	1.9	15
Trade names	5.0	Indefinite life
Other intangibles	0.5	3
Total	$20.1

Identifiable intangible assets other than goodwill are part of other current and long-term assets on the Balance Sheets, and are listed in the table below.

	September 30, 2011			December 31, 2010
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer-related (1)	$34.5	$(24.0)	$10.5	$32.6	$(21.8)	$10.8
Natural gas and electric contract assets (2) (3)	7.8	(6.4)	1.4	57.1	(55.0)	2.1
Patents (4)	7.2	—	7.2	—	—	—
Compressed natural gas fueling contract assets (5)	5.5	(0.1)	5.4	—	—	—
Natural gas and electric contract liabilities (2)	—	—	—	(10.5)	10.5	—
Renewable energy credits (6)	4.0	—	4.0	2.5	—	2.5
Nonregulated easements (7)	3.8	(0.6)	3.2	3.8	(0.4)	3.4
Emission allowances (8)	1.7	(0.2)	1.5	1.9	(0.2)	1.7
Other	3.5	(0.5)	3.0	2.4	(0.4)	2.0
Total	$68.0	$(31.8)	$36.2	$89.8	$(67.3)	$22.5

Unamortized intangible assets
MGU trade name	$5.2	—	$5.2	$5.2	—	$5.2
Trillium trade name	3.5	—	3.5	—	—	—
Pinnacle trade name	1.5	—	1.5	—	—	—
Total intangible assets	$78.2	$(31.8)	$46.4	$95.0	$(67.3)	$27.7

(1)          Includes customer relationship assets associated with PELLC’s former nonregulated retail natural gas and electric operations, MERC’s nonutility ServiceChoice business, and Trillium and Pinnacle compressed natural gas fueling operations.  The remaining weighted-average amortization period for customer-related intangible assets at September 30, 2011, was approximately 10 years.

(2)          Represents the fair value of certain PELLC natural gas and electric customer contracts acquired in the February 2007 merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)          Includes both short-term and long-term intangible assets related to customer contracts in the amount of $0.5 million and $0.9 million, respectively, at September 30, 2011, and $0.9 million and $1.2 million, respectively, at December 31, 2010.  The remaining amortization period at September 30, 2011, was approximately three years.

(4)          Includes the fair value of patents at Pinnacle related to a system for more efficiently compressing natural gas to allow for faster fueling.  The remaining amortization period at September 30, 2011, was approximately 18 years.

(5)          Represents the fair value of Trillium and Pinnacle compressed natural gas customer fueling contracts acquired in September 2011.  The remaining amortization period at September 30, 2011, was approximately 10 years.

(6)          Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(7)          Relates to easements supporting a pipeline at Integrys Energy Services.  The easements are amortized on a straight-line basis, with a remaining amortization period at September 30, 2011, of approximately 13 years.

(8)          We are reviewing how the EPA’s final CSAPR issued in July 2011 will affect our ability to use existing emission allowances in the future.  See Note 14, “Commitments and Contingencies,” for more information.

Amortization recorded as a component of nonregulated cost of fuel, natural gas, and purchased power in the Statements of Income for the three months ended September 30, 2011, and 2010, was $0.3 million and $1.3 million, respectively.  Amortization for the nine months ended September 30, 2011, and 2010, was $1.0 million and $4.4 million, respectively.

Amortization related to these assets for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$5.5
For year ending December 31, 2012	1.8
For year ending December 31, 2013	2.2
For year ending December 31, 2014	1.7
For year ending December 31, 2015	1.3

Amortization expense recorded as a component of depreciation and amortization expense in the Statements of Income was $0.8 million and $0.2 million for the three months ended September 30, 2011, and 2010, respectively.  Amortization expense was $2.5 million and $3.0 million for the nine months ended September 30, 2011, and 2010, respectively.

Amortization expense related to these assets for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2011	$3.4
For year ending December 31, 2012	2.6
For year ending December 31, 2013	2.0
For year ending December 31, 2014	1.7
For year ending December 31, 2015	1.5

NOTE 10—DIRECT-RESPONSE ADVERTISING

Beginning in 2011, costs associated with certain natural gas and electric direct-response advertising campaigns at Integrys Energy Services are capitalized and reported as other long-term assets on the Balance Sheets.  The asset balances for each of the direct-response advertising cost pools are reviewed quarterly for impairment.  Net capitalized direct-response advertising costs totaled $2.7 million as of September 30, 2011.

Direct-response advertising costs are amortized to operating and maintenance expense over the estimated period of benefit, which is approximately two years.  The amortization of direct-response advertising was $0.4 million for the three and nine months ended September 30, 2011.

We expense all advertising costs as incurred, except for those capitalized as direct-response advertising.  Other advertising expense was $2.3 million for each of the three months ended September 30, 2011 and 2010.  Other advertising expense was $6.1 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 11—SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	September 30, 2011	December 31, 2010
Commercial paper outstanding	$240.2	—
Average discount rate on outstanding commercial paper	0.29%	—
Short-term notes payable outstanding	—	$10.0
Average interest rate on short-term notes payable outstanding	—	0.32%

The commercial paper outstanding at September 30, 2011, had maturity dates ranging from October 3, 2011 through October 20, 2011.

The table below presents our average amount of short-term borrowings outstanding based on daily outstanding balances during the nine months ended September 30:

(Millions)	2011	2010
Average amount of commercial paper outstanding	$102.2	$82.5
Average amount of short-term notes payable outstanding	4.8	10.0

We manage our liquidity by maintaining adequate external financing commitments.  The information in the table below relates to our short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	September 30, 2011	December 31, 2010
Revolving credit facility (Integrys Energy Group) (1)	04/23/13	$735.0	$735.0
Revolving credit facility (Integrys Energy Group) (2)	06/09/11	—	500.0
Revolving credit facility (Integrys Energy Group) (3)	05/17/16	200.0	—
Revolving credit facility (Integrys Energy Group) (3)	05/17/14	275.0	—
Revolving credit facility (WPS) (1)	04/23/13	115.0	115.0
Revolving credit facility (WPS) (4)	05/15/12	135.0	—
Revolving credit facility (PELLC) (2)	06/13/11	—	400.0
Revolving credit facility (PGL) (1)	04/23/13	250.0	250.0
Revolving short-term notes payable (WPS) (2)	05/13/11	—	10.0

Total short-term credit capacity		$1,710.0	$2,010.0

Less:
Letters of credit issued inside credit facilities		$34.3	$64.9
Loans outstanding under credit agreements and notes payable		—	10.0
Commercial paper outstanding		240.2	—

Available capacity under existing agreements		$1,435.5	$1,935.1

(1)          Supports commercial paper borrowing program.

(2)          These credit facilities and short-term note payable were terminated/repaid in the second quarter of 2011.

(3)          In May 2011, we entered into two new revolving credit agreements to support our commercial paper borrowing program.

(4)          In May 2011, WPS entered into a new revolving credit agreement to support its commercial paper borrowing program.  WPS has requested approval from the PSCW to extend this facility through May 17, 2014.

At September 30, 2011, we and each of our subsidiaries were in compliance with all respective financial covenants related to outstanding short-term debt.  Our revolving credit agreements and those of certain of our subsidiaries contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 12—LONG-TERM DEBT

(Millions)	September 30, 2011	December 31, 2010
WPS (1)	$722.1	$872.1
UPPCO (2)	9.4	9.4
PELLC (3)	—	325.9
PGL (4)	475.0	526.0
NSG	74.8	74.8
Integrys Energy Group (5)	774.8	805.0
Other term loan (6)	27.0	27.0
Total	2,083.1	2,640.2
Unamortized discount	(1.5)	(1.7)
Total debt	2,081.6	2,638.5
Less current portion	(0.9)	(476.9)
Total long-term debt	$2,080.7	$2,161.6

(1)          In August 2011, WPS’s $150 million of 6.125% Senior Notes matured, and the outstanding principal balance was repaid.

(2)          In November 2011, UPPCO bought back its $9.4 million of 9.32% First Mortgage Bonds that were due in November 2021.

(3)          In January 2011, PELLC’s 6.9% unsecured Senior Notes matured, and the outstanding principal balance was repaid.  In January 2011, we settled the interest rate swap related to $50.0 million of the senior notes.  The interest rate swap was designated as a fair value hedge.  See Note 3, “Risk Management Activities,” for more information.

(4)          In August 2011, PGL bought back its $51.0 million of Adjustable Rate, Series OO bonds that were due October 1, 2037.  In November 2011, PGL issued $50 million of 2.21% Series XX First Mortgage Bonds.  These bonds are due in November 2016.

(5)          In May 2011, we repurchased $30.2 million of our $300.0 million Junior Subordinated Notes.

(6)          In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of

Integrys Energy Services.  WPS Westwood Generation pays interest monthly to Schuylkill County Industrial Development Authority.  The loan has a floating interest rate that is reset weekly.  At September 30, 2011, the interest rate was 0.15%.  The loan is to be repaid by April 2021.  In January 2011, we replaced our guarantee to provide sufficient funds to pay the loan and the related obligations and indemnities on WPS Westwood Generation’s obligation with a standby letter of credit.  See Note 15, “Guarantees,” for more information.

At September 30, 2011, we and each of our subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Our long-term debt obligations, and those of certain of our subsidiaries, contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 13—INCOME TAXES

The table below shows our effective tax rates:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Effective Tax Rate	37.6%	30.4%	38.6%	40.7%

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

For the three months ended September 30, 2011, our effective tax rate did not differ materially from the federal statutory tax rate of 35%.

Our effective tax rate for the three months ended September 30, 2010, was lower than the federal statutory tax rate of 35%.  This difference primarily related to the tax treatment of impairment losses recorded on Integrys Energy Services’ natural gas—fired generation plants.

Our effective tax rate for the nine months ended September 30, 2011, was higher than the federal statutory tax rate of 35%.  This difference was primarily due to an increase in our multistate income tax obligations in 2011, including tax law changes in Michigan and Wisconsin.  We recorded $6.0 million of income tax expense when we increased our deferred income tax liabilities related to these tax law changes.  The federal income tax benefit of wind production tax credits partially offset the higher effective tax rate.

Our effective tax rate for the nine months ended September 30, 2010, was higher than the federal statutory tax rate of 35%.  This difference was primarily due to multistate income tax obligations and the 2010 federal health care reform.  As a result of the health care reform, we expensed $11.8 million of deferred income taxes during the first quarter of 2010.  The federal income tax benefits of wind production and other tax credits partially offset the higher effective tax rate.

During the three months ended September 30, 2011, there was not a significant change in our liability for unrecognized tax benefits.  During the nine months ended September 30, 2011, we decreased our liability for unrecognized tax benefits by $8.0 million.  The decrease was driven by the settlement of certain IRS examinations in the second quarter of 2011.

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

The purchase obligations described below were as of September 30, 2011.

•                                          The electric utility segment had obligations of $142.2 million related to coal supply and transportation that extend through 2016, obligations of $1,357.2 million for either capacity or energy related to purchased power that extend through 2027, and obligations of $5.4 million for other commodities that extend through 2013.

•                                          The natural gas utility segment had obligations of $950.4 million related to natural gas supply and transportation contracts that extend through 2028.

•                                          Integrys Energy Services had obligations of $344.6 million, primarily related to electricity and natural gas supply contracts that extend through 2020.  The majority of these obligations end by 2013, with obligations of $19.0 million extending beyond 2014.

•                                          We and our subsidiaries also had commitments of $442.4 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

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

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Columbia plant did not comply with the CAA.  The Court stayed the proceeding until September 11, 2011, and, although the stay has not been extended, the Sierra Club continues to participate in settlement negotiations with the EPA and the joint owners of the Columbia plant.  We are currently unable to estimate the possible loss or range of loss related to this matter.

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

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA.  The Court stayed the proceeding until December 2, 2011, to allow the Sierra Club to participate in settlement negotiations with the EPA and the joint owners of the Edgewater plant.  We are currently unable to estimate the possible loss or range of loss related to this matter.

EPA Settlements with Other Utilities:

In response to the EPA’s CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines, penalties, and costs of beneficial environmental projects associated with settlements involving comparably-sized facilities to Weston and Pulliam combined ranged between $6 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

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

•                              conduct a beneficial environmental project.

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

Weston Title V Air Permit:

In November 2010, the WDNR provided a draft revised permit.  WPS objected to proposed changes in mercury limits and requirements on the boiler as beyond the authority of the WDNR.  WPS and the WDNR continue to meet to resolve these issues.  On September 14, 2011, the WDNR issued a draft revised permit and a request for public comments and WPS filed comments objecting to certain provisions in the draft permit.  We do not expect this matter to have a material impact on our financial statements.

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

WPS also challenged the permit in a contested case proceeding and Petition for Judicial Review.  The Petition was dismissed in an order remanding the matter to the WDNR.  In February 2011, the WDNR granted a contested case proceeding on the issues raised by WPS, which included averaging times in the emission limits in the permit.  WPS participated in the contested case proceeding on October 11 and 12, 2011, and a decision is pending.

In October 2010, WPS received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA’s unreasonable delay in performing its duties related to the grant or denial of the permit.  WPS recently received notification that the Sierra Club filed suit against the EPA in April 2011.  As such, WPS will move to intervene in the case as a necessary party.

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

Mercury and Interstate Air Quality Rules

Mercury:

The State of Wisconsin’s mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of September 30, 2011, WPS estimates capital costs of approximately $11 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions.  The capital costs are expected to be recovered in future rate cases.

In March 2011, the EPA issued a draft rule that will regulate emissions of mercury and other hazardous air pollutants.  A final rule is expected in December 2011.

Sulfur Dioxide and Nitrogen Oxide:

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005 in order to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  In July 2008, the United States Court of Appeals (Court of Appeals) issued a decision vacating CAIR, which the EPA appealed.  In December 2008, the Court of Appeals reinstated CAIR and directed the EPA to address the deficiencies noted in its previous ruling to vacate CAIR.  In

July 2011, the EPA issued a final CAIR replacement rule known as CSAPR.  The new rule becomes effective January 1, 2012, and as such, CAIR is still in place for the remainder of 2011.  In comparison to the CAIR rule, CSAPR significantly reduces the emission allowances allocated to our subsidiaries’ existing units for sulfur dioxide and nitrogen oxide in 2012, with a further reduction in 2014.

CSAPR also establishes new sulfur dioxide and nitrogen oxide emission allowances and does not allow carryover of the existing nitrogen oxide emission allowances allocated to WPS under CAIR.  WPS did not acquire any CAIR nitrogen oxide emission allowances for 2011 and beyond other than those directly allocated to it, which were free.  Sulfur dioxide emission allowances allocated under the Acid Rain Program will continue to be issued and surrendered independent of the CSAPR emission allowance program.  Thus, we do not expect any material impact on our financial statements as a result of being unable to carryover existing emission allowances.

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

In order to be in compliance with CSAPR, additional sulfur dioxide and nitrogen oxide controls will need to be installed, emission allowances will need to be purchased, and/or our subsidiaries will have to make other changes to how they operate their existing units.  The installation of any necessary controls will be scheduled as part of WPS’s long-term maintenance plan for its existing units; however, WPS does not currently believe it can timely meet the new CSAPR sulfur dioxide and nitrogen oxide emission limits without purchasing additional emission allowances or by changing how they operate their existing units.  Due to the fact that the rule has only recently been finalized, we are currently unable to predict whether, or if, additional emission allowances will be available to purchase or how much it will cost to comply.  We are also currently unable to predict whether CSAPR will cause WPS to idle or abandon certain units or impact the estimated useful lives of certain units.  WPS expects to recover costs incurred to comply with CSAPR in future rates.  The impact on Integrys Energy Services is not expected to be material.

We are currently reviewing the EPA’s final rule and its potential impact on us.  Numerous petitions have been filed with the EPA and the D.C. Circuit Court by companies (including WPS) and states affected by CSAPR, seeking reconsideration and a stay of the rule.  The outcome and timing of responses by the EPA and the D.C. Circuit Court are uncertain.

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

Our natural gas utilities are responsible for the environmental remediation of 54 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites.  As of September 30, 2011, we estimated and accrued for $626.7 million of future undiscounted investigation and cleanup costs for all sites.  We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  As of September 30, 2011, cash expenditures for environmental remediation not yet recovered in rates were $7.7 million.  We recorded a regulatory asset of $634.4 million at September 30, 2011, which is net of insurance recoveries received of $59.9 million, related to the expected recovery of both cash expenditures and estimated future expenditures through rates.

The EPA identified NSG, the Outboard Marine Corporation, General Motors Corporation (GM), and certain other parties as potentially responsible parties (PRPs) at the Waukegan Coke Plant Site located in Waukegan, Illinois.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $21.0 million.  NSG met its financial assurance requirement in the form of a net worth test, while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy, NSG has been paying GM’s portion of the liability.  NSG expects to be reimbursed for a significant portion of GM’s liability through the bond funds.  NSG began receiving payments from the bond trustee during the third quarter of 2011.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, we do not expect these costs to have a material impact on our financial statements.  However, any changes in the approved rate mechanisms for recovery of these costs, or any adverse conclusions by the various regulatory commissions with respect to the prudence of costs actually incurred, could materially adversely affect rate recovery of such costs.

Greenhouse Gases

The EPA began regulating greenhouse gas emissions under the CAA in January 2011 by applying the BACT requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale.  Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions.  The standards would apply to new and modified, as well as existing, electric utility steam generating units.  The EPA planned to propose these standards in 2011 and finalize them in 2012; however, the proposal has since been delayed.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2011	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$582.5	$349.2	$11.6	$221.7
Standby letters of credit (2)	63.9	35.2	28.6	0.1
Surety bonds (3)	18.8	18.8	—	—
Other guarantees (4)	43.3	—	20.0	23.3
Total guarantees	$708.5	$403.2	$60.2	$245.1

(1)          Consists of parental guarantees of $384.0 million to support the business operations of Integrys Energy Services; $132.2 million and $59.3 million, respectively, related to natural gas supply at MERC and MGU; and

$5.0 million at IBS, and $2.0 million at UPPCO to support business operations.  These guarantees are not reflected on our Balance Sheets.

(2)          At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries.  This amount consists of $61.9 million issued to support Integrys Energy Services’ operations and $2.0 million related to letters of credit issued to support UPPCO, WPS, MGU, NSG, MERC, PGL, and Pinnacle.  These amounts are not reflected on our Balance Sheets.

(3)          Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way.  These guarantees are not reflected on our Balance Sheets.

(4)         Consists of (a) $20.0 million related to the sale agreement for Integrys Energy Services’ United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (b) $10.0 million related to the sale agreement for Integrys Energy Services’ Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions.  An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (c) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which we expect that the likelihood of required performance is remote (this amount is not reflected on the Balance Sheets); and (d) $8.3 million related to other indemnifications and workers compensation coverage.  This amount is not reflected on our Balance Sheets.

We have provided total parental guarantees of $484.1 million on behalf of Integrys Energy Services as shown in the table below.  Our exposure under these guarantees related to existing transactions at September 30, 2011, was approximately $269.4 million.

(Millions)	September 30, 2011
Guarantees supporting commodity transactions	$384.0
Standby letters of credit	61.9
Surety bonds	2.7
Other	35.5
Total guarantees	$484.1

NOTE 16—EMPLOYEE BENEFIT PLANS

Our defined benefit pension plans are closed to all new hires, except Local 401 union hires at MGU.

The following table shows the components of net periodic benefit cost for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$10.3	$10.0	$31.0	$30.1	$4.8	$4.1	$14.3	$12.3
Interest cost	20.0	20.0	60.1	60.0	7.3	6.9	22.1	20.6
Expected return on plan assets	(25.0)	(23.1)	(75.0)	(69.2)	(5.4)	(4.7)	(16.1)	(14.2)
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.2	0.2
Amortization of prior service cost (credit)	1.4	1.3	4.0	3.9	(0.9)	(1.0)	(2.9)	(2.9)
Amortization of net actuarial loss	4.6	2.0	13.6	6.1	1.0	0.5	3.0	1.4
Regulatory deferral *	—	1.2	—	3.4	—	(0.4)	—	(1.0)
Net periodic benefit cost	$11.3	$11.4	$33.7	$34.3	$6.9	$5.5	$20.6	$16.4

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

We make contributions to our plans in accordance with legal and tax requirements.  These contributions do not necessarily occur evenly throughout the year.  We contributed $89.5 million to our pension plans and $20.2 million to our other postretirement benefit plans during the nine months ended September 30, 2011.  We expect to contribute an additional $2.1 million to our pension plans and $21.0 million to our other postretirement benefit plans during the remainder of 2011.  Additional contributions are dependent on various factors, including our liquidity position and the impact of tax law changes.

NOTE 17—STOCK-BASED COMPENSATION

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

Compensation cost recognized for stock options during the three and nine months ended September 30, 2011, and 2010, was not significant.  As of September 30, 2011, $1.6 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.8 years.

Cash received from option exercises during the nine months ended September 30, 2011, was $1.8 million.  The tax benefit realized from these option exercises was $0.7 million.

A summary of stock option activity for the nine months ended September 30, 2011, and information related to outstanding and exercisable stock options at September 30, 2011, is presented below:

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2010	2,992,699	$47.59
Granted	241,207	49.40
Exercised	(187,578)	42.85		$1.1
Expired	(25,609)	50.94		—
Outstanding at September 30, 2011	3,020,719	$48.00	5.93	$7.2
Exercisable at September 30, 2011	2,058,209	$49.55	4.93	$3.1

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax value that would have been received by the option holders had they all exercised their options at September 30, 2011.  This is calculated as the difference between our closing stock price on September 30, 2011, and the option exercise price, multiplied by the number of in-the-money stock options.

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

Compensation cost recognized for performance stock rights during the three months ended September 30, 2011, was not significant and for the three months ended September 30, 2010, was $6.0 million.  Compensation cost recognized for performance stock rights during the nine months ended September 30, 2011, was not significant and for the nine months ended September 30, 2010, was $8.5 million.  As of September 30, 2011, $3.1 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 1.8 years.

The tax benefit realized from the distribution of performance shares during the nine months ended September 30, 2011, was $2.5 million.

A summary of the activity related to performance stock rights for the nine months ended September 30, 2011, is presented below:

Performance Stock Rights
Outstanding at December 31, 2010	341,638
Granted	84,749
Distributed	(129,237)
Adjustment for final payout	25,013
Outstanding at September 30, 2011	322,163

The total intrinsic value of performance stock rights distributed during the nine months ended September 30, 2011, and 2010 was $6.3 million and $1.9 million, respectively.

Restricted Shares and Restricted Share Units

Restricted shares and restricted share units are accounted for as liability awards and are remeasured each period based on our closing stock price at the reporting date.

Compensation cost recognized for restricted share and restricted share unit awards during the three months ended September 30, 2011, and 2010, was $2.0 million and $5.6 million, respectively.  Compensation cost recognized for these awards during the nine months ended September 30, 2011, and 2010, was $7.3 million and $8.4 million, respectively.  As of September 30, 2011, $13.8 million of compensation cost related to unvested and outstanding restricted share unit awards was expected to be recognized over a weighted-average period of 2.6 years.

A summary of the activity related to restricted share and restricted share unit awards for the nine months ended September 30, 2011, is presented below:

Restricted Share and Restricted Share Unit Awards
Outstanding at December 31, 2010	405,362
Granted	179,584
Vested	(133,010)
Forfeited	(6,960)
Outstanding at September 30, 2011	444,976

The total intrinsic value of restricted share and restricted share unit awards vested during the nine months ended September 30, 2011, and 2010 was $6.6 million and $3.9 million, respectively.

NOTE 18—COMPREHENSIVE INCOME (LOSS)

Our total comprehensive income (loss) was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Net income attributed to common shareholders	$36.9	$20.4	$188.7	$149.2
Cash flow hedges, net of tax (1)	0.9	(29.1)	6.9	(21.4)
Foreign currency translation, net of tax (2)	—	(2.5)	—	(2.4)
Amortization of unrecognized pension and other postretirement benefit costs, net of tax (2)	0.2	0.1	0.7	0.6
Total comprehensive income (loss)	$38.0	$(11.1)	$196.3	$126.0

(1)          For the three months ended September 30, 2011, the tax was $0.6 million, and for the three months ended September 30, 2010, the tax benefit was $18.6 million.  For the nine months ended September 30, 2011, the tax was $4.6 million, and for the nine months ended September 30, 2010, the tax benefit was $11.3 million.

(2)          For both the three and nine months ended September 30, 2011, and September 30, 2010, the tax and tax benefit were not significant.

The following table shows the changes to our accumulated other comprehensive loss from December 31, 2010, to September 30, 2011.

(Millions)
December 31, 2010 balance	$(44.7)
Cash flow hedges, net of tax	6.9
Amortization of unrecognized pension and other postretirement benefit costs, net of tax	0.7
September 30, 2011 balance	$(37.1)

NOTE 19—COMMON EQUITY

We had the following changes to issued common stock during the nine months ended September 30, 2011:

Integrys Energy Group’s common stock shares
Common stock at December 31, 2010	77,781,685
Shares issued
Stock Investment Plan	233,103
Stock-based compensation	231,443
Rabbi trust shares	43,888
Restricted stock shares retired	(2,213)
Common stock at September 30, 2011	78,287,906

From February 11, 2010 through April 30, 2011, we issued new shares of common stock to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans.  These stock issuances increased equity $22.2 million in 2011.  Beginning May 1, 2011, we began purchasing shares on the open market to meet the requirements of these plans.

The following table reconciles common shares issued and outstanding:

	September 30, 2011			December 31, 2010
	Shares	Average Cost		Shares	Average Cost
Common stock issued	78,287,906			77,781,685
Less:
Deferred compensation rabbi trust	374,147	$44.35	(1)	425,273	$43.55	(1)
Restricted stock	—	—		6,333	$58.65	(2)
Total common shares outstanding	77,913,759			77,350,079

(1)          Based on our stock price on the day the shares entered the deferred compensation rabbi trust.  Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)          Based on the grant date fair value of the restricted stock.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the three months ended September 30, 2011, and 2010, both excluded 0.8 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the nine months ended September 30, 2011, and 2010, excluded 0.8 million and 1.6 million, respectively, out-of-the-money stock options that had an anti-dilutive effect.  The following table reconciles our computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2011	2010	2011	2010

Numerator:
Net income from continuing operations	$37.6	$21.1	$191.8	$151.1
Discontinued operations, net of tax	—	—	(0.8)	0.1
Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Noncontrolling interest in subsidiaries	—	—	—	0.3
Net income attributed to common shareholders	$36.9	$20.4	$188.7	$149.2

Denominator:
Average shares of common stock — basic	78.7	77.7	78.6	77.3
Effect of dilutive securities
Stock-based compensation	0.5	0.4	0.3	0.5
Average shares of common stock — diluted	79.2	78.1	78.9	77.8

Earnings per common share
Basic	$0.47	$0.26	$2.40	$1.93
Diluted	0.47	0.26	2.39	1.92

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

The PSCW allows WPS to pay normal dividends on its common stock of no more than 103% of the previous year’s common stock dividend.  In addition, the PSCW currently requires WPS to maintain a calendar year average financial common equity ratio of 50.24% or higher.  WPS must obtain PSCW approval if the payment of dividends would cause it to fall below this authorized level of common equity.  Our right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS’s preferred shareholders and to provisions in WPS’s restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

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

We also have short-term and long-term debt obligations that contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which could result in the acceleration of outstanding debt obligations.  At September 30, 2011, these covenants did not restrict the payment of any dividends beyond the amount restricted under our subsidiary requirements described above.

As of September 30, 2011, total restricted net assets were approximately $1,325.8 million.  Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $104.7 million at September 30, 2011.

We also have the option to defer interest payments on our outstanding Junior Subordinated Notes, from time to time, for one or more periods of up to ten consecutive years per period.  During any period in which we defer interest payments, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on, any of our capital stock.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Capital Transactions with Subsidiaries

During the nine months ended September 30, 2011, capital transactions with subsidiaries were as follows (in millions):

Subsidiary	Dividends to parent	Return of capital to parent	Equity contributions from parent
WPS	$76.9	$75.0	$—
WPS Investments, LLC (1)	48.0	—	8.5
PGL (2)	35.7	—	—
NSG (2)	6.7	—	—
TEGE	304.0	41.0	—
MERC	—	30.0	11.0
IBS	—	26.0	13.0
MGU	—	18.0	—
UPPCO	—	8.5	—
ITF (2)	—	—	50.0
Total	$471.3	$198.5	$82.5

(1)          WPS Investments, LLC is a consolidated subsidiary that is jointly owned by us, WPS, and UPPCO.  At September 30, 2011, WPS and UPPCO had a 12.27% and 2.61% ownership interest, respectively.  Distributions from WPS Investments, LLC are made to the owners based on their respective ownership percentages.  During 2011, all equity contributions to WPS Investments, LLC were made solely by us.

(2)          PGL, NSG, and ITF are direct wholly owned subsidiaries of PELLC.  As a result, they make distributions to PELLC, and receive equity contributions from PELLC.  Subject to applicable law, PELLC does not have any restrictions or limitations on distributions to us.

NOTE 20—VARIABLE INTEREST ENTITIES

We have variable interests in two entities through power purchase agreements relating to the cost of fuel.  One of these purchased power agreements reimburses an independent power producing entity for coal costs relating to purchased energy.  There is no obligation to purchase energy under the agreement.  This contract expires in 2014.  The other agreement contains a tolling arrangement in which we supply the scheduled fuel and purchase capacity and energy from the facility.  This contract expires in 2016.  As of September 30, 2011, and December 31, 2010, we had approximately 517.5 megawatts of capacity available under these agreements.

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

At September 30, 2011, the assets and liabilities on the Balance Sheets that related to the involvement with these variable interest entities pertained to working capital accounts and represented the amounts we owed for current deliveries of power.  We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is not a significant potential exposure to loss as a result of involvement with the variable interest entities.

NOTE 21—FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
FTRs	$—	$—	$4.1	$4.1
Natural gas contracts	0.6	0.9	—	1.5
Petroleum product contracts	0.3	—	—	0.3
Coal contract	—	—	0.4	0.4
Nonregulated Segments
Natural gas contracts	45.4	77.0	23.7	146.1
Electric contracts	44.5	44.0	12.3	100.8
Foreign exchange contracts	—	0.2	—	0.2
Total Risk Management Assets	$90.8	$122.1	$40.5	$253.4

Risk Management Liabilities
Utility Segments
FTRs	$—	$—	$0.4	$0.4
Natural gas contracts	3.1	20.2	—	23.3
Coal contract	—	—	0.9	0.9
Nonregulated Segments
Natural gas contracts	60.8	72.3	3.7	136.8
Electric contracts	49.2	64.0	21.5	134.7
Foreign exchange contracts	0.2	—	—	0.2
Total Risk Management Liabilities	$113.3	$156.5	$26.5	$296.3

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
FTRs	$—	$—	$3.1	$3.1
Natural gas contracts	0.6	3.2	—	3.8
Petroleum product contracts	0.6	—	—	0.6
Coal contract	—	—	3.7	3.7
Nonregulated Segments
Natural gas contracts	60.7	100.7	34.6	196.0
Electric contracts	29.5	69.8	17.4	116.7
Interest rate swaps	—	0.9	—	0.9
Foreign exchange contracts	0.1	1.4	—	1.5
Total Risk Management Assets	$91.5	$176.0	$58.8	$326.3

Risk Management Liabilities
Utility Segments
FTRs	$—	$—	$0.2	$0.2
Natural gas contracts	3.7	22.3	—	26.0
Coal contract	—	—	1.2	1.2
Nonregulated Segments
Natural gas contracts	66.8	110.4	4.4	181.6
Electric contracts	45.0	101.5	32.3	178.8
Foreign exchange contracts	1.4	0.1	—	1.5
Total Risk Management Liabilities	$116.9	$234.3	$38.1	$389.3

Long-term debt hedged by fair value hedge	$—	$50.9	$—	$50.9

The risk management assets and liabilities listed in the tables include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on derivative instruments, see Note 3, “Risk Management Activities.”

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy.

Nonregulated Segments — Electric Contracts

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$(0.3)	$(0.6)
Transfers into Level 2 from	$—	N/A	0.7	$(0.2)	N/A	(4.0)
Transfers into Level 3 from	—	(1.5)	N/A	—	—	N/A

Nonregulated Segments — Electric Contracts

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$(1.6)	N/A	$(10.1)	$(18.0)
Transfers into Level 2 from	$—	N/A	(6.1)	$(0.2)	N/A	2.8
Transfers into Level 3 from	—	(6.8)	N/A	—	(4.8)	N/A

Nonregulated Segments — Natural Gas Contracts

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	0.1	$—	N/A	0.8
Transfers into Level 3 from	—	0.2	N/A	—	—	N/A

Nonregulated Segments — Natural Gas Contracts

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	0.7	$—	N/A	0.8
Transfers into Level 3 from	—	0.2	N/A	—	—	N/A

Derivatives are transferred between the levels of the fair value hierarchy primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended September 30, 2011	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$16.1	$(9.3)	$5.5	$(4.3)	$8.0
Net realized and unrealized gains (losses) included in earnings	7.9	1.5	(0.2)	—	9.2
Net unrealized (losses) gains recorded as regulatory assets or liabilities	—	—	(0.1)	4.2	4.1
Purchases	—	(0.1)	—	—	(0.1)
Sales	—	—	—	—	—
Settlements	(4.1)	0.9	(1.5)	(0.4)	(5.1)
Net transfers into Level 3	0.2	(1.5)	—	—	(1.3)
Net transfers out of Level 3	(0.1)	(0.7)	—	—	(0.8)
Balance at the end of the period	$20.0	$(9.2)	$3.7	$(0.5)	$14.0

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$7.9	$1.5	$—	$—	$9.4

Nine Months Ended September 30, 2011	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$30.2	$(14.9)	$2.9	$2.5	$20.7
Net realized and unrealized gains (losses) included in earnings	15.6	(2.3)	(1.3)	—	12.0
Net unrealized losses recorded as regulatory assets or liabilities	—	—	(1.7)	(1.7)	(3.4)
Net unrealized losses included in other comprehensive loss	—	0.6	—	—	0.6
Purchases	—	1.8	5.9	—	7.7
Sales	—	—	(0.1)	—	(0.1)
Settlements	(25.3)	4.7	(2.0)	(1.3)	(23.9)
Net transfers into Level 3	0.2	(6.8)	—	—	(6.6)
Net transfers out of Level 3	(0.7)	7.7	—	—	7.0
Balance at the end of the period	$20.0	$(9.2)	$3.7	$(0.5)	$14.0

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$15.6	$(2.3)	$—	$—	$13.3

Three Months Ended September 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Total
Balance at the beginning of the period	$33.0	$(36.1)	$7.6	$4.5
Net realized and unrealized gains (losses) included in earnings	20.3	(12.8)	1.0	8.5
Net unrealized losses recorded as regulatory assets or liabilities	—	—	(1.8)	(1.8)
Net unrealized losses included in other comprehensive loss	—	(3.3)	—	(3.3)
Net purchases and settlements	(7.0)	10.8	(1.8)	2.0
Net transfers into Level 3	—	—	—	—
Net transfers out of Level 3	(0.8)	4.6	—	3.8
Balance at the end of the period	$45.5	$(36.8)	$5.0	$13.7

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$20.3	$(12.8)	$—	$7.5

Nine Months Ended September 30, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$121.4
Net realized and unrealized gains (losses) included in earnings	42.7	(71.7)	4.5	(24.5)
Net unrealized gains recorded as regulatory assets or liabilities	—	—	0.3	0.3
Net unrealized losses included in other comprehensive loss	—	(6.5)	—	(6.5)
Net purchases and settlements	(27.8)	(55.5)	(3.3)	(86.6)
Net transfers into Level 3	—	(4.8)	—	(4.8)
Net transfers out of Level 3	(0.8)	15.2	—	14.4
Balance at the end of the period	$45.5	$(36.8)	$5.0	$13.7

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$42.7	$(71.7)	$—	$(29.0)

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

Fair Value of Financial Instruments

The following table shows the financial instruments included on our Balance Sheets that are not recorded at fair value.

	September 30, 2011		December 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,081.6	$2,248.5	$2,638.5	$2,687.8
Preferred stock	51.1	53.6	51.1	46.8

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

NOTE 22—MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2011	2010	2011	2010
Equity earnings on investments	$19.9	$19.3	$59.6	$58.8
Foreign currency translation gain reclassified from OCI *	—	3.9	—	4.4
Key executive life insurance	1.0	0.9	2.1	2.9
Interest and dividend income	0.3	0.8	0.8	2.9
Other	(0.3)	1.4	1.2	2.1
Total miscellaneous income	$20.9	$26.3	$63.7	$71.1

*     The foreign currency translation gains that had accumulated in OCI were reclassified from OCI and reported in other income in 2010 when Integrys Energy Services substantially completed the liquidation of its Canadian subsidiaries.

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin

2012 Rate Reopener

On May 2, 2011, WPS filed a rate reopener with the PSCW for limited items.  WPS requested an electric rate increase of $33.7 million and a natural gas rate increase of $1.1 million, to be effective January 1, 2012.  WPS subsequently withdrew its request for a natural gas rate increase.  The proposed electric rate increase was primarily driven by higher fuel and purchased power costs, higher transmission costs, and increased Focus on Energy payments in 2012.

In response to the final EPA CSAPR issued in July 2011, WPS filed for an additional $31.2 million increase in electric rates for 2012.  Subsequently, WPS filed with the PSCW to reduce its 2012 payments to the Focus on Energy program for both electric and natural gas service and to net its actual 2010 electric decoupling under-collection with the expected 2011 electric decoupling over-collection.  These filings resulted in a revised proposed electric rate increase for 2012 of $35.2 million and a proposed natural gas rate decrease for 2012 of $7.2 million.  We expect to have a final order from the PSCW in December 2011.

2011 Rates

On January 13, 2011, the PSCW issued a final written order for WPS authorizing an electric rate increase of $21.0 million, calculated on a per unit basis.  However, the rate order assumed declining sales volumes, a lower authorized return on common equity, lower rate base, and other reduced costs, which results in lower total revenues and margins.  The $21.0 million included $20.0 million of recovery of prior deferrals, the majority of which related to the recovery of the 2009 electric decoupling deferral.  The $21.0 million excluded the impact of a $15.2 million estimated fuel refund (including carrying costs) from 2010.  The PSCW rate order also required an $8.3 million decrease in natural gas rates, which included $7.1 million of recovery for the 2009 decoupling deferral, resulting in lower natural gas revenues and margins.  The new rates reflect a 10.30% return on common equity, down from a 10.90% return on common equity in the previous rate order, and a common equity ratio of 51.65% in WPS’s regulatory capital structure.

The order also addressed the new Wisconsin electric fuel rule, which was finalized on March 1, 2011.  The new fuel rule is effective retroactive to January 1, 2011.  It requires the deferral of under or over-collections of fuel and purchased power costs that exceed a 2% price variance from the cost of fuel and purchased power included in rates.  Under or over-collections deferred in the current year will be recovered or refunded in a future rate proceeding.  As of September 30, 2011, no amounts were deferred related to 2011 fuel and purchased power costs.  However, during the third quarter of 2011, WPS recorded a $1.8 million short-term regulatory liability as a result of a proposed adjustment for a coal inventory true-up.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS, effective January 1, 2010.  It authorized an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections.  It also authorized a retail natural gas rate increase of $13.5 million.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, was refunded to customers in April and May 2010.  The 2010 fuel cost over-collections were made subject to refund as of that date.  As of September 30, 2011, the balance of the 2010 fuel cost over-collections to be refunded to customers throughout 2011 was $3.9 million, which was recorded as a short-term regulatory liability.

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

2011 UPPCO Rates

On December 21, 2010, the MPSC issued an order approving a settlement agreement for UPPCO authorizing a retail electric rate increase of $8.9 million, effective January 1, 2011.  The new rates reflect a 10.30% return on common equity and a common equity ratio of 54.86% in UPPCO’s regulatory capital structure.  The order required UPPCO to terminate its uncollectibles expense tracking mechanism (discussed below) after the close of December 2010 business, but retained the decoupling mechanism.

2010 UPPCO Rates

On December 16, 2009, the MPSC issued a final written order for UPPCO authorizing a retail electric rate increase of $6.5 million, effective January 1, 2010.  The new rates reflected a 10.90% return on common equity and a common equity ratio of 54.83% in UPPCO’s regulatory capital structure.  The order included approval of a decoupling mechanism, as well as an uncollectibles expense tracking mechanism, both effective January 1, 2010.  The uncollectibles expense tracking mechanism allowed for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates.

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

In testimony and briefing, PGL and NSG reduced their requested return on common equity to 10.85%.  PGL reduced its requested rate increase to $110.9 million and NSG reduced its requested rate increase to $8.2 million.  The ICC Staff recommendations included a rate increase of $47.8 million for PGL and $0.5 million for NSG.  Their recommendations also included an 8.75% return on common equity for both PGL and NSG and a common equity ratio of 49.00% for PGL and 50.00% for NSG in their regulatory capital structures.  The ICC Staff supported making the decoupling mechanisms permanent.  The interveners’ testimony included a return on common equity range of 7.09% to 8.94%.  For PGL, the interveners’ proposed rate increase ranged from $30.0 million to $53.0 million.  For NSG, the interveners’ proposal ranged from a rate decrease of $2.7 million to a rate increase of $0.4 million.  The interveners opposed making the decoupling mechanisms permanent.

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

The ICC also approved a rider mechanism for PGL to earn a return on and recover the costs, above an annual baseline, of the AMRP through a special charge on customers’ bills, known as Rider ICR.  The AMRP is a 20-year project that began in 2011 under which PGL is replacing its cast iron and ductile iron pipes with steel and polyethylene pipes.  In June 2010, the ICC issued a rehearing order approving PGL’s proposed baseline of $45.28 million with an annual escalation factor.  Recovery of costs for the AMRP became effective on April 1, 2011.  On September 30, 2011, the Illinois Appellate Court, First District, reversed the ICC’s approval of Rider ICR, concluding it was improper single issue ratemaking.  All other issues on appeal were affirmed by the Illinois Appellate Court.  We are currently evaluating all of our options and expect to file an appeal of the Rider ICR decision with the Illinois Supreme Court.

2009 Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  Under SB 1918, PGL and NSG filed a bad debt rider with the ICC in September 2009 to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers, which PGL and NSG began offering as a transition program in 2010, with a permanent program scheduled to begin in the fourth quarter of 2011.  Additionally, SB 1918 requires an EEP to meet specified energy efficiency standards, which the ICC approved in May 2011.  The first program year began June 2011.  Finally, SB 1918 requires an on-bill financing program that PGL and NSG will operate with their EEP.  It will allow certain residential customers to borrow funds from a third-party lender to invest in energy saving measures and to pay the funds back over time through a charge on their utility bill.

Minnesota

2011 Rates

On November 30, 2010, MERC filed an application with the MPUC to increase retail natural gas rates by $15.2 million.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 50.20% in MERC’s regulatory capital structure.  On January 28, 2011, the MPUC approved an interim rate order authorizing MERC a retail natural gas rate increase of $7.5 million, effective February 1, 2011.  The interim rates reflect a 10.21% return on common equity and a common equity ratio of 50.20% in MERC’s regulatory capital structure.  Final rates are expected to be effective during the second quarter of 2012.

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

Integrys Energy Services initially expensed the majority of the total $19.2 million of billings received for the 16-month transitional period.  The remaining amount was considered probable of recovery due to inconsistencies between the FERC’s SECA order and the transmission owners’ compliance filings.  Integrys Energy Services protested FERC’s order, and in August 2006, the administrative law judge hearing the case issued an Initial Decision that was in substantial agreement with all of Integrys Energy Services’ positions.  In May 2010, the FERC ruled favorably for Integrys Energy Services on two issues, but reversed the rulings of the Initial Decision on nearly every other substantive issue.  Integrys Energy Services and numerous other parties filed for rehearing of the FERC’s order.  On September 30, 2011, the FERC denied rehearing of its order on the Initial Decision.  The FERC has not yet issued an order on the compliance filings made by transmission owners.

As of September 30, 2011, Integrys Energy Services expected to receive future refunds of $3.8 million.  Once the orders on compliance filings are issued, refunds will be made.  Any refunds will include interest for the period from payment to refund.

NOTE 24—SEGMENTS OF BUSINESS

During the fourth quarter of 2010, we changed our method of accounting for ITCs from the flow-through method to the deferral method.  As such, certain previously reported amounts were retrospectively adjusted.  See Note 1, “Financial Information,” for more information.

At September 30, 2011, we reported five segments, which are described below.

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

•

The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PELLC holding company, equity earnings from our investment in WRPC, and any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  The operations of ITF were included in this segment beginning on September 1, 2011, when we acquired Trillium and Pinnacle.

The tables below present information related to our reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended September 30, 2011
External revenues	$235.0	$361.2	$—	$596.2	$337.1	$5.4	$—	$938.7
Intersegment revenues	4.3	6.3	—	10.6	0.3	0.3	(11.2)	—
Depreciation and amortization expense	31.7	22.0	—	53.7	3.1	5.7	(0.1)	62.4
Miscellaneous income (expense)	0.2	0.1	19.9	20.2	(0.3)	4.9	(3.9)	20.9
Interest expense	11.8	9.4	—	21.2	0.7	13.4	(3.9)	31.4
Provision (benefit) for income taxes	(13.5)	24.0	7.7	18.2	6.0	(1.5)	—	22.7
Net income (loss) from continuing operations	(19.9)	40.1	12.2	32.4	10.9	(5.7)	—	37.6
Discontinued operations	—	—	—	—	—	—	—	—
Preferred stock dividends of subsidiary	(0.1)	(0.6)	—	(0.7)	—	—	—	(0.7)
Net income (loss) attributed to common shareholders	(20.0)	39.5	12.2	31.7	10.9	(5.7)	—	36.9

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended September 30, 2010
External revenues	$234.1	$364.5	$—	$598.6	$396.3	$3.0	$—	$997.9
Intersegment revenues	0.2	10.0	—	10.2	—	—	(10.2)	—
Impairment losses on property, plant, and equipment	—	—	—	—	43.2	—	—	43.2
Restructuring expense	—	(0.2)	—	(0.2)	(0.1)	—	—	(0.3)
Net gain on Integrys Energy Services’ dispositions related to strategy change	—	—	—	—	(0.2)	—	—	(0.2)
Depreciation and amortization expense	34.9	22.8	—	57.7	4.8	6.5	—	69.0
Miscellaneous income	0.5	0.4	19.2	20.1	5.1	10.4	(9.3)	26.3
Interest expense	12.5	10.8	—	23.3	1.0	20.2	(9.3)	35.2
Provision (benefit) for income taxes	(16.8)	24.6	7.7	15.5	(4.3)	(2.0)	—	9.2
Net income (loss) from continuing operations	(24.2)	46.0	11.5	33.3	(7.5)	(4.7)	—	21.1
Preferred stock dividends of subsidiary	(0.2)	(0.5)	—	(0.7)	—	—	—	(0.7)
Net income (loss) attributed to common shareholders	(24.4)	45.5	11.5	32.6	(7.5)	(4.7)	—	20.4

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Nine Months Ended September 30, 2011
External revenues	$1,447.5	$988.2	$—	$2,435.7	$1,128.5	$12.4	$—	$3,576.6
Intersegment revenues	9.2	17.3	—	26.5	0.7	1.0	(28.2)	—
Depreciation and amortization expense	94.2	66.1	—	160.3	9.6	17.4	(0.4)	186.9
Miscellaneous income	1.6	0.6	59.0	61.2	1.0	17.1	(15.6)	63.7
Interest expense	36.4	33.2	—	69.6	1.7	42.7	(15.6)	98.4
Provision (benefit) for income taxes	39.6	46.6	23.4	109.6	16.7	(5.8)	—	120.5
Net income (loss) from continuing operations	58.8	84.7	35.6	179.1	27.6	(14.9)	—	191.8
Discontinued operations	—	—	—	—	0.1	(0.9)	—	(0.8)
Preferred stock dividends of subsidiary	(0.4)	(1.9)	—	(2.3)	—	—	—	(2.3)
Net income (loss) attributed to common shareholders	58.4	82.8	35.6	176.8	27.7	(15.8)	—	188.7

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Nine Months Ended September 30, 2010
External revenues	$1,457.5	$1,008.5	$—	$2,466.0	$1,441.1	$9.0	$—	$3,916.1
Intersegment revenues	0.5	21.7	—	22.2	1.0	—	(23.2)	—
Impairment losses on property, plant, and equipment	—	—	—	—	43.2	—	—	43.2
Restructuring expense	(0.1)	(0.3)	—	(0.4)	9.1	0.2	—	8.9
Net loss on Integrys Energy Services’ dispositions related to strategy change	—	—	—	—	14.6	—	—	14.6
Depreciation and amortization expense	98.2	71.8	—	170.0	13.8	17.1	—	200.9
Miscellaneous income	1.3	0.9	57.9	60.1	8.0	33.7	(30.7)	71.1
Interest expense	38.4	32.3	—	70.7	5.8	65.4	(30.7)	111.2
Provision (benefit) for income taxes	38.6	56.5	23.3	118.4	(5.6)	(9.2)	—	103.6
Net income (loss) from continuing operations	44.1	99.6	34.6	178.3	(10.4)	(16.8)	—	151.1
Discontinued operations	—	—	—	—	0.1	—	—	0.1
Preferred stock dividends of subsidiary	(0.5)	(1.8)	—	(2.3)	—	—	—	(2.3)
Noncontrolling interest in subsidiaries	—	—	—	—	0.3	—	—	0.3
Net income (loss) attributed to common shareholders	43.6	97.8	34.6	176.0	(10.0)	(16.8)	—	149.2

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” was issued in May 2011.  The amendments change the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments also clarify the intent concerning the application of existing fair value measurement requirements.  This guidance is effective for our reporting period ending March 31, 2012.  Management is currently evaluating the impact that the adoption of this standard will have on our financial statements.

ASU 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011.  The guidance requires that the total of comprehensive income, the components of net income, and the components of OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Reclassification adjustments from OCI to net income are also required to be reported on the face of the financial statements; however, the FASB has proposed a deferral of this requirement.  This guidance is effective for our reporting period ending March 31, 2012.  Management is currently evaluating the impact that the adoption of this standard will have on our financial statements.

ASU 2011-08, “Testing Goodwill for Impairment,” was issued in September 2011.  The amendments give companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, the quantitative impairment test is required.  Otherwise, a company can bypass the quantitative impairment test.  This guidance is effective for our reporting period ending March 31, 2012.  This guidance is not expected to have a significant impact on our financial statements.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2011 Over	September 30		2011 Over
(Millions, except per share amounts)	2011	2010	2010	2011	2010	2010

Natural gas utility operations	$(20.0)	$(24.4)	(18.0)%	$58.4	$43.6	33.9%
Electric utility operations	39.5	45.5	(13.2)%	82.8	97.8	(15.3)%
Electric transmission investment	12.2	11.5	6.1%	35.6	34.6	2.9%
Integrys Energy Services’ operations	10.9	(7.5)	N/A	27.7	(10.0)	N/A
Holding company and other operations	(5.7)	(4.7)	21.3%	(15.8)	(16.8)	(6.0)%

Net income attributed to common shareholders	$36.9	$20.4	80.9%	$188.7	$149.2	26.5%

Basic earnings per share	$0.47	$0.26	80.8%	$2.40	$1.93	24.4%
Diluted earnings per share	$0.47	$0.26	80.8%	$2.39	$1.92	24.5%

Average shares of common stock
Basic	78.7	77.7	1.3%	78.6	77.3	1.7%
Diluted	79.2	78.1	1.4%	78.9	77.8	1.4%

Third Quarter 2011 Compared with Third Quarter 2010

Our 2011 third quarter earnings were $36.9 million, compared with 2010 third quarter earnings of $20.4 million.  The $16.5 million increase in earnings was driven by:

•

The $25.9 million after-tax positive quarter-over-quarter impact of non-cash impairment losses recorded in the third quarter of 2010 related to three natural gas-fired generation plants at Integrys Energy Services.

•	A $9.1 million after-tax decrease in operating expense at the utilities, driven by decreases in stock-based compensation expense, employee benefit costs, and depreciation and amortization expense.

•	A $4.6 million after-tax increase in Integrys Energy Services’ realized retail margins.

These increases were partially offset by:

•	A $14.4 million after-tax non-cash decrease in Integrys Energy Services’ margins related to derivative and inventory fair value adjustments.

•	A $9.3 million after-tax decrease in utility margins, mainly caused by differences in WPS’s current electric rate order compared with the previous rate order.

Nine Months 2011 Compared with Nine Months 2010

Our earnings for the first nine months of 2011 were $188.7 million, compared with $149.2 million for the same period in 2010.  The primary drivers of the $39.5 million increase in earnings were the positive period-over-period impacts of two items that occurred in 2010 that did not occur in 2011.  In the third quarter of 2010, a $25.9 million after-tax non-cash impairment loss was recorded related to three natural gas-fired generation plants at Integrys Energy Services.  In the first quarter of 2010, $11.8 million of deferred income tax benefits were expensed related to federal health care legislation.

Other factors that contributed to the increase in earnings were:

•	An $8.9 million after-tax decrease in net losses on dispositions related to the Integrys Energy Services strategy change.

•	A $5.8 million after-tax net increase in Integrys Energy Services’ realized retail margins.

•	A $4.1 million after-tax decrease in restructuring expense.

•	A $4.2 million after-tax net decrease in operating expense at the utilities, driven by decreases in stock-based compensation expense, employee benefit costs, and depreciation and amortization expense.

•	A $3.1 million after-tax increase in natural gas utility margins, mainly due to higher sales volumes, and the net positive impact of rate orders.

These increases were partially offset by:

•	A $14.4 million after-tax non-cash decrease in Integrys Energy Services’ margins related to derivative and inventory fair value adjustments.

•	A $13.4 million after-tax decrease in electric utility margins, mainly caused by differences in WPS’s current electric rate order compared with the previous rate order.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2011 Over	September 30		2011 Over
(Millions, except heating degree days)	2011	2010	2010	2011	2010	2010

Revenues	$239.3	$234.3	2.1%	$1,456.7	$1,457.9	(0.1)%
Purchased natural gas costs	99.6	89.2	11.7%	811.3	817.6	(0.8)%
Margins	139.7	145.1	(3.7)%	645.4	640.3	0.8%

Operating and maintenance expense	121.1	130.9	(7.5)%	391.7	397.0	(1.3)%
Depreciation and amortization expense	31.7	34.9	(9.2)%	94.2	98.2	(4.1)%
Taxes other than income taxes	8.7	8.3	4.8%	26.3	25.3	4.0%

Operating income (loss)	(21.8)	(29.0)	(24.8)%	133.2	119.8	11.2%

Miscellaneous income	0.2	0.5	(60.0)%	1.6	1.3	23.1%
Interest expense	(11.8)	(12.5)	(5.6)%	(36.4)	(38.4)	(5.2)%
Other expense	(11.6)	(12.0)	(3.3)%	(34.8)	(37.1)	(6.2)%

Income (loss) before taxes	$(33.4)	$(41.0)	(18.5)%	$98.4	$82.7	19.0%

Retail throughput in therms
Residential	95.6	92.6	3.2%	1,106.6	992.0	11.6%
Commercial and industrial	37.1	35.9	3.3%	342.5	309.1	10.8%
Other	12.0	10.2	17.6%	45.7	37.2	22.8%
Total retail throughput in therms	144.7	138.7	4.3%	1,494.8	1,338.3	11.7%

Transport throughput in therms
Residential	16.6	16.3	1.8%	170.6	150.6	13.3%
Commercial and industrial	293.2	296.5	(1.1)%	1,161.2	1,075.5	(8.0)%
Total transport throughput in therms	309.8	312.8	(1.0)%	1,331.8	1,226.1	8.6%

Total throughput in therms	454.5	451.5	0.7%	2,826.6	2,564.4	10.2%

Weather
Average heating degree days	183	134	36.6%	4,635	3,996	16.0%

Third Quarter 2011 Compared with Third Quarter 2010

Revenues

Regulated natural gas utility segment revenues increased $5.0 million, driven by:

•

An approximate $7 million increase in revenues as a result of an approximate 7% increase in the average per-unit cost of natural gas sold.  We pass through prudently incurred natural gas commodity costs to our customers in current rates.

•	An approximate $4 million net increase in revenues as a result of a 0.7% increase in volumes sold.

	•	Colder weather during the third quarter of 2011, as shown by the 36.6% increase in heating degree days, drove an approximate $4 million increase in revenues.

•

Higher sales volumes excluding the impact of weather resulted in approximately $2 million of additional revenues.  We attribute this increase to a combination of higher use per customer, higher average customer counts, and improved economic conditions for certain customers.

	•	Partially offsetting these increases was an approximate $2 million decrease from decoupling mechanisms.

•

A partially offsetting approximate $4 million decrease in revenues caused by higher refunds to customers under the PGL and NSG bad debt riders.  We amortized regulatory liabilities set up under the bad debt rider as the related amounts were refunded to customers.  Therefore, the refunds did not impact earnings, as they were offset by a decrease in operating and maintenance expense.  See Note 23, “Regulatory Environment,” for more information on the PGL and NSG bad debt riders.

•	A partially offsetting approximate $1 million net decrease in revenues from rate orders. See Note 23, “Regulatory Environment,” for more information on these rate orders.

	•	The rate decrease at WPS, effective January 14, 2011, resulted in an approximate $3 million negative impact on revenues.

•

The rate order at MERC had an approximate $2 million positive impact on revenues.  The conservation improvement program (CIP) rate increase, effective November 2010, and the interim rate increase, effective February 1, 2011, both increased revenues.  The CIP revenues did not impact earnings as they were offset by an increase in operating and maintenance expense.

Margins

Regulated natural gas utility segment margins decreased $5.4 million.  Refunds to customers related to the PGL and NSG bad debt riders drove an approximate $4 million decrease.  Amortization of the related regulatory liabilities offset this decrease in margins, resulting in no impact on earnings.  The approximate $1 million net negative impact of the rate orders discussed above also contributed to the decrease.

Operating Loss

The operating loss at the regulated natural gas utility segment decreased $7.2 million.  This decrease was primarily driven by a $12.6 million decrease in operating expenses, partially offset by the $5.4 million decrease in margins discussed above.

The decrease in operating expenses primarily related to:

•

An approximate $4 million decrease due to higher amortization of regulatory liabilities related to the PGL and NSG bad debt riders.  Revenues decreased by an equal amount, resulting in no impact on earnings.

•

A $4.0 million decrease in stock-based compensation expense.  In the third quarter of 2010, we began accounting for performance stock rights, restricted shares, and restricted share units as liability awards.  The decrease was driven by changes in the fair value of these awards, primarily related to Integrys Energy Group’s stock price.  We also recorded additional expense related to the change in accounting method in the third quarter of 2010.

•

A $3.2 million decrease in depreciation and amortization expense.  The decrease includes a 2010 loss on retirement of MGU assets.  WPS also received approval for lower depreciation rates from the PSCW, effective January 1, 2011.

•

A $1.6 million decrease in expenses for energy conservation and efficiency programs.  This decrease is net of an increase in expenses related to the CIP that were recovered through the MERC rate increase discussed above.

•	A $1.4 million decrease in asset usage charges from IBS related to retirement of certain computer hardware.

•

These decreases were partially offset by a $2.4 million increase in natural gas distribution costs.  The increase was partially due to increased labor costs related to the completion of safety inspections and meter maintenance projects.

Nine Months 2011 Compared with Nine Months 2010

Revenues

Regulated natural gas utility segment revenues decreased $1.2 million, driven by:

•	An approximate $92 million decrease in revenues as a result of an approximate 11% decrease in the average per-unit cost of natural gas sold.

•

An approximate $12 million net decrease in revenues related to higher refunds of certain regulatory liabilities and lower recovery of certain regulatory assets.  We refunded approximately $9 million more to customers under the PGL and NSG bad debt riders.  We also recovered approximately $3 million less for environmental cleanup costs of former manufactured gas plant sites.  This net decrease in revenues did not impact earnings, as they were offset by a decrease in operating and maintenance expense.  See Note 23, “Regulatory Environment,” for more information on the PGL and NSG bad debt riders.

•	A partially offsetting approximate $97 million net increase in revenues as a result of a 10.2% increase in volumes sold.

	•	Colder weather during the 2011 heating season, as shown by the 16.0% increase in heating degree days, drove an approximate $95 million increase in revenues.

•

Higher sales volumes excluding the impact of weather resulted in approximately $31 million of additional revenues.  We attribute this increase to a combination of higher use per customer, higher average customer counts, and improved economic conditions for certain customers.

	•	Partially offsetting these increases was the approximate $29 million decrease from decoupling mechanisms at certain natural gas utilities.

•

A partially offsetting approximate $5 million net increase in revenues from rate orders.  Rate orders were necessary, in part, to recover higher operating expenses.  See Note 23, “Regulatory Environment,” for more information on these rate orders.

•

MERC’s CIP rate increase, effective November 2010, and its interim natural gas distribution rate increase, effective February 1, 2011, had an approximate $10 million positive impact on revenues.  The CIP revenues did not impact earnings as they were offset by an increase in operating and maintenance expense.

	•	The rate increases at PGL and NSG, effective January 28, 2010, and other impacts of rate design, had an approximate $7 million net positive impact on revenues.

	•	The rate decrease at WPS, effective January 14, 2011, resulted in an approximate $12 million negative impact on revenues and partially offset these increases.

Margins

Regulated natural gas utility segment margins increased $5.1 million, driven by:

•	An approximate $10 million increase in margins from higher sales volumes, net of decoupling.

	•	Colder weather during the 2011 heating season drove an approximate $27 million increase in margins.

	•	Higher sales volumes excluding the impact of weather resulted in approximately $12 million of additional revenues.

•

Partially offsetting these increases was the approximate $29 million decrease from decoupling mechanisms at certain natural gas utilities.  Although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all jurisdictions or customers.  During 2011, decoupling lessened the positive impact from certain of the increased sales volumes through higher future customer refunds.

•	The approximate $5 million net positive impact of the rate orders discussed above.

•

An approximate $2 million increase in margins for a rider approved through September 30, 2011, for recovery of AMRP costs at PGL.  See Note 23, “Regulatory Environment,” for more information on this rider.

•

A partially offsetting approximate $12 million net decrease in margins related to higher refunds of certain regulatory liabilities and lower recovery of certain regulatory assets.  Amortization of the related regulatory assets and liabilities offset this decrease in margins, resulting in no impact on earnings.

Operating Income

Operating income at the regulated natural gas utility segment increased $13.4 million.  This increase was primarily driven by the $5.1 million increase in margins discussed above and an $8.3 million decrease in operating expenses.

The decrease in operating expenses primarily related to:

•

An approximate $12 million decrease due to higher amortization of regulatory liabilities related to the PGL and NSG bad debt riders and lower amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites.  Revenues decreased by an equal amount, resulting in no impact on earnings.

•

A $4.0 million decrease in depreciation and amortization expense.  WPS received approval for lower depreciation rates from the PSCW, effective January 1, 2011.  The decrease also includes a 2010 loss on retirement of MGU assets.

•

A $3.6 million decrease in stock-based compensation expense.  In the third quarter of 2010, we began accounting for performance stock rights, restricted shares, and restricted share units as liability awards.  The decrease was driven by changes in the fair value of these awards, primarily related to Integrys Energy Group’s stock price.  We also recorded additional expense for the change in accounting method in the third quarter of 2010.

•	A $2.8 million net decrease in certain legal accruals and injuries and damages expenses.

•	A $1.2 million decrease in asset usage charges from IBS related to retirement of certain computer hardware.

•	These decreases were partially offset by:

•

A $10.5 million increase in natural gas distribution costs.  The increase was partially due to additional labor and consulting expenses associated with a work asset management system, the AMRP, safety inspections, and meter maintenance projects.

•

A $4.6 million increase in expenses related to energy conservation and efficiency programs.  This decrease is net of an increase in expenses related to the CIP that were recovered through the MERC rate increase discussed above.

Other Expense

Other expense decreased $2.3 million, driven by a decrease in interest expense on long-term debt.  We refinanced some of our long-term debt at lower interest rates in the second half of 2010.  In addition, we did not replace certain senior notes that matured in the third quarter of 2011.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2011 Over	September 30		2011 Over
(Millions, except heating degree days)	2011	2010	2010	2011	2010	2010

Revenues	$367.5	$374.5	(1.9)%	$1,005.5	$1,030.3	(2.4)%
Fuel and purchased power costs	157.5	154.4	2.0%	428.9	431.4	(0.6)%
Margins	210.0	220.1	(4.6)%	576.6	598.9	(3.7)%

Operating and maintenance expense	102.7	105.0	(2.2)%	310.4	305.3	1.7%
Depreciation and amortization expense	22.0	22.8	(3.5)%	66.1	71.8	(7.9)%
Taxes other than income taxes	11.9	11.3	5.3%	36.2	34.3	5.5%

Operating income	73.4	81.0	(9.4)%	163.9	187.5	(12.6)%

Miscellaneous income	0.1	0.4	(75.0)%	0.6	0.9	(33.3)%
Interest expense	(9.4)	(10.8)	(13.0)%	(33.2)	(32.3)	2.8%
Other expense	(9.3)	(10.4)	(10.6)%	(32.6)	(31.4)	3.8%

Income before taxes	$64.1	$70.6	(9.2)%	$131.3	$156.1	(15.9)%

Sales in kilowatt-hours
Residential	882.4	882.0	—%	2,381.9	2,358.9	1.0%
Commercial and industrial	2,275.9	2,212.7	2.9%	6,422.5	6,358.7	1.0%
Wholesale	1,257.4	1,392.1	(9.7)%	3,455.6	3,851.9	(10.3)%
Other	8.4	8.5	(1.2)%	27.2	27.7	(1.8)%
Total sales in kilowatt-hours	4,424.1	4,495.3	(1.6)%	12,287.2	12,597.2	(2.5)%

Weather
WPS:
Heating degree days	246	227	8.4%	5,222	4,415	18.3%
Cooling degree days	494	478	3.3%	596	616	(3.2)%
UPPCO:
Heating degree days	346	430	(19.5)%	5,941	5,132	15.8%
Cooling degree days	270	244	10.7%	301	301	—%

Third Quarter 2011 Compared with Third Quarter 2010

Revenues

Regulated electric utility segment revenues decreased $7.0 million, driven by:

•

An approximate $10 million decrease in revenues from wholesale customers.  The decrease was due to lower sales volumes and lower non-fuel revenue requirements driven by a lower return on common equity, lower rate base, and other reduced costs.

•

An approximate $6 million decrease in retail revenues due to differences between the current WPS rate order and the previous rate order.  An increase in revenues calculated on a per-unit basis was more than offset by the impact of decoupling.  The decoupling mechanism had a significant impact due to changes in the current rate order that impacted the decoupling calculation.  For more details on the current rate order, see Note 23, “Regulatory Environment.”

•	These decreases were partially offset by:

	•	An approximate $4 million increase in revenues due to a 2.1% increase in sales volumes to retail customers.

•

An approximate $2 million increase in market opportunity sales driven by an increase in demand due to warmer weather during the cooling season.  Market opportunity sales do not directly impact margins.  The revenues from these sales are used to reduce fuel and purchased power costs recovered through the power supply cost recovery mechanism.

	•	An approximate $1 million increase in revenues driven by a retail electric rate increase at UPPCO.

Margins

Regulated electric utility segment margins decreased $10.1 million, driven by:

•	An approximate $11 million decrease in retail margins due to differences between the current WPS rate order and the previous rate order, as discussed above.

•

An approximate $4 million decrease in margins from wholesale customers.  The decrease was due to lower sales volumes and lower non-fuel revenue requirements driven by a lower return on common equity, lower rate base, and other reduced costs.

•	These decreases were partially offset by:

	•	An approximate $2 million increase in margins due to a 2.1% increase in sales volumes to retail customers.

	•	An approximate $1 million increase in margins driven by a retail electric rate increase at UPPCO.

Operating Income

Operating income at the regulated electric utility segment decreased $7.6 million.  The decrease was driven by the $10.1 million decrease in margins, partially offset by a $2.5 million decrease in operating expenses.

The decrease in operating expenses was primarily related to:

•

A $4.7 million decrease in employee benefit costs.  The decrease was primarily due to changes in the fair value of amounts owed to plan participants under deferred compensation plans and lower pension expense.  Lower pension expense was driven by an increase in contributions, which increased plan assets.

•

A $3.5 million decrease in stock-based compensation expense.  In the third quarter of 2010, we began accounting for performance stock rights, restricted shares, and restricted share units as liability awards.  The decrease was driven by changes in the fair value of these awards, primarily related to Integrys Energy Group’s stock price.  We also recorded additional expense for the change in accounting method in the third quarter of 2010.

•                            These decreases were partially offset by:

•                  A $1.3 million increase in electric transmission expense.

•                  A $1.1 million increase in the amortization of various regulatory deferrals. This increase was offset in revenues, resulting in no impact on earnings.

•                  A $1.1 million increase in bad debt expense, driven by the bankruptcy of an UPPCO retail customer.

•                  A $0.9 million increase in customer assistance expense related to payments made to the Focus on Energy program. The program promotes residential and small business energy efficiency and renewable energy products.

•                  A $0.9 million increase in maintenance expense, driven by repairs at UPPCO’s hydroelectric facilities.

Other Expense

Other expense decreased $1.1 million, driven by a decrease in interest expense due to the maturity and repayment of $150 million of long-term debt at WPS in August 2011.

Nine Months 2011 Compared with Nine Months 2010

Revenues

Regulated electric utility segment revenues decreased $24.8 million, driven by:

•                            An approximate $19 million decrease in revenues from wholesale customers. The decrease was due to lower sales volumes and lower non-fuel revenue requirements driven by a lower return on common equity, lower rate base, and other reduced costs.

•                            An approximate $13 million decrease in retail revenues due to differences between the current WPS rate order and the previous rate order. An increase in revenues calculated on a per-unit basis was more than offset by the impact of decoupling. The decoupling mechanism had a significant impact due to changes in the current rate order that impacted the decoupling calculation. For more details on the current rate order, see Note 23, “Regulatory Environment.”

•                            These decreases were partially offset by:

•                  An approximate $5 million increase in revenues due to a 1.0% increase in sales volumes to retail customers. The increase in sales volumes was driven by colder weather during the 2011 heating season, as evidenced by the increase in heating degree days.

•                  An approximate $4 million increase in revenues driven by a retail electric rate increase at UPPCO.

Margins

Regulated electric utility segment margins decreased $22.3 million, driven by:

•                            An approximate $24 million decrease in retail margins due to differences between the current WPS rate order and the previous rate order, as discussed above.

•                            An approximate $7 million decrease in margins from wholesale customers. The decrease was due to lower sales volumes and lower non-fuel revenue requirements driven by a lower return on common equity, lower rate base, and other reduced costs.

•                            These decreases were partially offset by:

•                  An approximate $4 million increase in margins driven by a retail electric rate increase at UPPCO.

•                  An approximate $3 million increase in margins due to a 1.0% increase in sales volumes to retail customers. The increase in sales volumes was driven by colder weather during the 2011 heating season as evidenced by the increase in heating degree days.

Operating Income

Operating income at the regulated electric utility segment decreased $23.6 million, driven by the $22.3 million decrease in margins and a $1.3 million increase in operating expenses.

The increase in operating expenses was primarily related to:

•                            A $3.9 million increase in the amortization of various regulatory deferrals. This increase was offset in revenues, resulting in no impact on earnings.

•                            A $3.7 million increase in maintenance expense. One of the main drivers of this increase was the timing of scheduled plant outages.

•                            A $3.0 million increase in customer assistance expense related to payments made to the Focus on Energy program.

•                            A $2.0 million increase in various electric generation operating expenses at WPS.

•                            A $1.9 million increase in taxes other than income taxes, driven by increases in gross receipts taxes and property taxes.

•                            A $1.7 million increase in electric transmission expense.

•                            A $1.3 million increase in bad debt expense, driven by the bankruptcy of an UPPCO retail customer.

•                            These increases were partially offset by:

•                  A $7.8 million decrease in employee benefit costs. The decrease was primarily due to changes in the fair value of amounts owed to plan participants under deferred compensation plans and lower pension expense. Lower pension expense was driven by an increase in contributions, which increased plan assets.

•                  A $5.7 million decrease in depreciation and amortization expense. The PSCW approved lower depreciation rates effective January 1, 2011, and we had lower software amortization in 2011.

•                  A $3.2 million decrease in stock-based compensation expense. In the third quarter of 2010, we began accounting for performance stock rights, restricted shares, and restricted share units as liability awards. The decrease was driven by changes in the fair value of these awards, primarily related to Integrys Energy Group’s stock price. We also recorded additional expense for the change in accounting method in the third quarter of 2010.

Electric Transmission Investment Segment Operations

Third Quarter 2011 Compared with Third Quarter 2010

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $0.7 million.  The increase resulted from higher earnings from our approximate 34% ownership interest in ATC.  We earn higher returns through ATC’s continued investment in transmission equipment and facilities.

Nine Months 2011 Compared with Nine Months 2010

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $1.1 million.  The increase resulted from higher earnings from our approximate 34% ownership interest in ATC.  We earn higher returns through ATC’s continued investment in transmission equipment and facilities.

Integrys Energy Services Nonregulated Segment Operations

	Three Months Ended September 30				Change in 2011 over	Nine Months Ended September 30				Change in 2011 over
(Millions, except natural gas sales volumes)	2011		2010 (1)		2010	2011		2010 (1)		2010

Revenues	$337.4		$396.3		(14.9)%	$1,129.2		$1,442.1		(21.7)%
Cost of fuel, natural gas, and purchased power	291.1		336.7		(13.5)%	983.3		1,289.2		(23.7)%
Margins	46.3		59.6		(22.3)%	145.9		152.9		(4.6)%
Margin Detail
Realized retail electric margins	27.3		20.7	(6)	31.9%	71.6		60.6	(3)(6)	18.2%
Realized wholesale electric margins	0.1	(2)	(3.4	)(4)	N/A	(1.3	)(2)	(5.0	)(5)	(74.0)%
Realized energy asset margins	9.7		10.2		(4.9)%	24.7		26.5		(6.8)%
Fair value accounting adjustments	7.3		5.3		37.7%	24.6		9.7		153.6%
Electric and other margins	44.4		32.8		35.4%	119.6		91.8		30.3%
Realized retail natural gas margins	4.2		3.2	(6)	31.3%	34.6		36.0	(6)	(3.9)%
Realized wholesale natural gas margins	(0.3	)(2)	(0.4)		(25.0)%	1.1	(2)	(4.4)		N/A
Lower-of-cost-or-market inventory adjustments	(0.9)		0.4		N/A	(0.3)		6.4		N/A
Fair value accounting adjustments	(1.1)		23.6		N/A	(9.1)		23.1		N/A
Natural gas margins	1.9		26.8		(92.9)%	26.3		61.1		(57.0)%

Operating and maintenance expense	24.2		26.5		(8.7)%	84.7		85.3		(0.7)%
Impairment losses on property, plant, and equipment	—		43.2		(100.0)%	—		43.2		(100.0)%
Restructuring expense	—		(0.1)		(100.0)%	1.8		9.1		(80.2)%
Net (gain) loss on Integrys Energy Services’ dispositions related to strategy change	—		(0.2)		(100.0)%	(0.2)		14.6		N/A
Depreciation and amortization	3.1		4.8		(35.4)%	9.6		13.8		(30.4)%
Taxes other than income taxes	1.1		1.3		(15.4)%	5.0		5.1		(2.0)%
Operating income (loss)	17.9		(15.9)		N/A	45.0		(18.2)		N/A

Miscellaneous income (expense)	(0.3)		5.1		N/A	1.0		8.0		(87.5)%
Interest expense	(0.7)		(1.0)		(30.0)%	(1.7)		(5.8)		(70.7)%
Other income (expense)	(1.0)		4.1		N/A	(0.7)		2.2		N/A

Income (loss) before taxes	$16.9		$(11.8)		N/A	$44.3		$(16.0)		N/A

Physically settled volumes
Retail electric sales volumes in kwh	3,504.6		3,373.5	(8)	3.9%	9,454.1		9,716.6	(8)	(2.7)%
Wholesale electric sales volumes in kwh	107.8	(7)	298.4		(63.9)%	238.2	(7)	1,119.7		(78.7)%
Retail natural gas sales volumes in bcf	18.3		21.6	(8)	(15.3)%	90.7		95.8	(8)	(5.3)%
Wholesale natural gas sales volumes in bcf	—		1.5		(100.0)%	—		27.2		(100.0)%

kwh – kilowatt-hours

bcf – billion cubic feet

(1)          Certain amounts were retrospectively adjusted due to a change in accounting policy in the fourth quarter of 2010.  See Note 1, “Financial Information,” for more information.

(2)          Realized wholesale activity relates to remaining contracts for which offsetting positions were entered into.

(3)          Amount includes negative margin of $1.4 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(4)          Amount includes negative margin of $2.8 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(5)          Amount includes negative margin of $6.6 million related to the settlement of supply contracts in connection with Integrys Energy Services’ strategy change.

(6)          Amounts include margins in markets that Integrys Energy Services no longer focuses on.

(7)         Primarily relates to electric generation assets.

(8)          Includes physically settled volumes in markets that Integrys Energy Services no longer focuses on.

Third Quarter 2011 Compared with Third Quarter 2010

Revenues

Revenues decreased $58.9 million, driven by lower sales volumes resulting from Integrys Energy Services’ strategy change.

Margins

Integrys Energy Services’ margins decreased $13.3 million.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins increased $6.6 million.  Overall, higher margins in the markets that Integrys Energy Services continues to focus on drove the increase.  Most of these markets had higher sales volumes and positive results from the change in pricing methodology and customer mix that was implemented as part of Integrys Energy Services’ strategy change.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins.  Fair value adjustments caused a $2.0 million increase in electric margins quarter over quarter.  These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins increased $1.0 million, primarily due to the timing of realized gain recognition related to financial contracts used to reduce price risk for supply associated with customer sales contracts.

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  These write-downs result in higher margins in future periods as the inventory that was written down is sold. The $1.3 million quarter-over-quarter decrease in margins from inventory adjustments was driven by write-downs of $0.9 million recorded in the third quarter of 2011.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins.  Fair value adjustments caused a $24.7 million decrease in natural gas margins quarter over quarter.  These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts.

Operating Income (Loss)

Integrys Energy Services’ operating income increased $33.8 million.  The main driver of the increase was the positive quarter-over-quarter impact of the $43.2 million impairment loss recorded in the third quarter of 2010 related to three natural gas-fired generation plants.  This increase was partially offset by the $13.3 million decrease in margins described above.

Other Income (Expense)

Integrys Energy Services’ other income decreased $5.1 million.  The main driver for the decrease was the negative quarter-over-quarter impact of a $4.3 million gain reclassified from accumulated OCI to miscellaneous income in the third quarter of 2010 related to foreign currency translation adjustments.

Nine Months 2011 Compared with Nine Months 2010

Revenues

Revenues decreased $312.9 million, driven by lower sales volumes resulting from Integrys Energy Services’ strategy change.

Margins

Integrys Energy Services’ margins decreased $7.0 million.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins increased $11.0 million.  Overall, higher margins in the markets that Integrys Energy Services continues to focus on drove the increase.  Most of these markets had higher sales volumes and positive results from the change in pricing methodology and customer mix that was implemented as part of Integrys Energy Services’ strategy change.  The $1.4 million negative impact on margins in 2010 from the settlement of supply contracts also contributed to the period-over-period increase.  The increase was partially offset by a decrease in margins related to the sale of the Texas retail electric business in June 2010, resulting from Integrys Energy Services’ strategy change.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins.  Fair value adjustments caused a $14.9 million increase in electric margins period over period.  These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $1.4 million.  In 2011 there were fewer opportunities to take advantage of natural gas price volatility and changes in market prices for natural gas storage and transportation capacity.

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market.  When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value.  These write-downs result in higher margins in future periods as the inventory that was written down is sold.  The $6.7 million period-over-period decrease in margins from inventory adjustments was driven by a lower volume of inventory withdrawn from storage for which write-downs had previously been recorded.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins.  Fair value adjustments caused a $32.2 million decrease in natural gas margins period over period.  These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts.

Operating Income (Loss)

Integrys Energy Services’ operating income increased $63.2 million.  The main drivers of the increase were the positive period-over-period impact of the $43.2 million impairment loss recorded in the third quarter of 2010 related to three natural gas-fired generation plants, a $14.8 million increase due to losses on Integrys Energy Services’ dispositions in 2010 related to its strategy change, a $7.3 million decrease in restructuring expense, and a $4.2 million decrease in depreciation and amortization expense.  The increase was partially offset by the $7.0 million decrease in margins discussed above.

Other Income (Expense)

Integrys Energy Services’ other income decreased $2.9 million.  The main driver for the decrease was a $7.0 million decrease in miscellaneous income.  This decrease was driven by the negative period-over-period impact of a $4.3 million gain reclassified from accumulated OCI in the third quarter of 2010 related to foreign currency translation adjustments, and a $2.1 million decrease in interest income.  The decrease in other income was partially offset by a $4.1 million decrease in interest expense driven by reduced business size as a result of Integrys Energy Services’ strategy change.

Holding Company and Other Segment Operations

	Three Months Ended September 30		Change in 2011 over	Nine Months Ended September 30		Change in 2011 over
(Millions)	2011	2010	2010	2011	2010	2010

Operating income	$1.3	$3.1	(58.1)%	$4.9	$5.7	(14.0)%
Other expense	(8.5)	(9.8)	(13.3)%	(25.6)	(31.7)	(19.2)%

Net loss before taxes	$(7.2)	$(6.7)	7.5%	$(20.7)	$(26.0)	(20.4)%

Third Quarter 2011 Compared with Third Quarter 2010

Operating Income

Operating income at the holding company and other segment decreased $1.8 million.  The decrease was driven by lower intercompany fees charged by the holding company to Integrys Energy Services related to lower interest and use of an intercompany credit agreement.

Other Expense

Other expense at the holding company and other segment decreased $1.3 million.  Interest expense on long-term debt decreased, driven by lower interest rates on debt refinanced in the fourth quarter of 2010.  Lower average outstanding debt in the third quarter of 2011 also contributed to the decrease in interest expense.

Nine Months 2011 Compared with Nine Months 2010

Operating Income

There was no material change in operating income at the holding company and other segment.

Other Expense

Other expense at the holding company and other segment decreased $6.1 million.  Interest expense on long-term debt decreased, driven by both lower interest rates on debt refinanced in the fourth quarter of 2010 and lower average outstanding long-term debt in 2011.  Lower amortization of credit facility fees and lower interest rates on commercial paper in 2011 also contributed to the decrease in other expense.

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Effective Tax Rate	37.6%	30.4%	38.6%	40.7%

Third Quarter 2011 Compared with Third Quarter 2010

Our effective tax rate increased in the third quarter of 2011.  This increase primarily related to the tax treatment of impairment losses recorded on Integrys Energy Services’ natural gas-fired generation plants in 2010.

Nine Months 2011 Compared with Nine Months 2010

Our effective tax rate decreased during 2011.  As a result of the 2010 federal health care reform, we expensed $11.8 million of deferred income taxes during the first quarter of 2010.    See “Liquidity and Capital Resources, Other Future Considerations — Federal Health Care Reform” for more information.  This decrease was partially offset when we increased our deferred income tax liabilities and expensed $6.0 million of income taxes in 2011 for tax law changes in Michigan and Wisconsin.  See “Liquidity and Capital Resources, Other Future Considerations — Recent Tax Law Changes” for more information.

Discontinued Operations

Nine Months 2011 Compared with Nine Months 2010

Income from discontinued operations, net of tax, decreased $0.9 million in 2011.  During the second quarter of 2011, we remeasured an unrecognized tax benefits liability related to the 2007 sale of Peoples Energy Production Company.

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

Operating Cash Flows

During the nine months ended September 30, 2011, net cash provided by operating activities was $633.5 million, compared with $775.7 million for the same period in 2010.  The $142.2 million decrease was largely driven by:

•

A $215.1 million decrease in cash provided by working capital.  The decrease was primarily due to a significant amount of cash generated in 2010 as a result of the Integrys Energy Services’ strategy change.  Partially offsetting this decrease was $10.9 million of net cash received for income taxes in 2011, compared with $42.4 million of net cash paid for income taxes in 2010.  The increase was primarily due to the 100% bonus depreciation allowed in 2011.

•	A $44.8 million increase in contributions to pension and other postretirement benefit plans.

•	Partially offsetting these items was an increase in net income, adjusted for non-cash items.

Investing Cash Flows

Net cash used for investing activities was $267.8 million during the nine months ended September 30, 2011, compared with $127.9 million for the same period in 2010.  The $139.9 million increase in net cash used was driven by:

•      A $58.5 million reduction in proceeds received from the sale or disposal of assets.  The proceeds received in 2010 primarily related to the Integrys Energy Services’ strategy change.

•      In 2011, $42.6 million of net cash was used for the acquisition of the Pinnacle and Trillium compressed natural gas fueling businesses.

•      A $17.3 million increase in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2011	2010	Change
Electric utility	$61.4	$65.8	$(4.4)
Natural gas utility	124.3	86.3	38.0
Integrys Energy Services	11.5	14.6	(3.1)
Holding company and other	7.2	20.4	(13.2)
Integrys Energy Group consolidated	$204.4	$187.1	$17.3

The increase in capital expenditures at the natural gas utility segment was primarily a result of the AMRP at PGL.  Partially offsetting this increase was a decrease in capital expenditures at the holding company and other segment, primarily due to lower software project expenditures in 2011.

Financing Cash Flows

Net cash used for financing activities was $517.7 million during the nine months ended September 30, 2011, compared with $527.1 million for the same period in 2010.  The $9.4 million decrease in net cash used for financing activities was driven by:

•        A $392.8 million decrease due to $230.2 million of net borrowings of short-term debt and notes payable in 2011, compared with $162.6 million of net repayments in 2010.

•        A $108.9 million decrease in payments related to the divestitures of the nonregulated wholesale electric and natural gas businesses.  In 2010, $27.8 million was paid to the buyers upon the sale of these businesses.  No such payments were made in 2011.  The remaining $81.1 million decrease related to the settlement of certain contracts that were executed at the time of sale.

•        Partially offsetting these decreases in net cash used were:

•         A $440.1 million increase in the repayment of long-term borrowings.

•         A $21.3 million decrease in cash provided by the issuance of common stock.  See “Significant Financing Activities,” for more information.

•         A $15.4 million decrease in net proceeds from the sale of borrowed natural gas related to the strategy change at Integrys Energy Services.

•         A $14.1 million increase in cash used for the payment of common stock dividends.

Significant Financing Activities

We had outstanding commercial paper borrowings of $240.2 million and $49.5 million at September 30, 2011, and 2010, respectively.  We had no short-term notes payable outstanding at September 30, 2011, and $10.0 million of short-term notes outstanding at September 30, 2010.  See Note 11, “Short-Term Debt and Lines of Credit,” for more information.

For information on the issuance and redemption of long-term debt in 2011, see Note 12, “Long-Term Debt.”

From February 11, 2010 through April 30, 2011, we issued new shares of common stock to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans.  Beginning May 1, 2011, we began purchasing shares on the open market to meet the requirements of these plans.

Credit Ratings

Our current credit ratings and the credit ratings for WPS, PGL, and NSG are listed in the table below:

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2011, including those of our subsidiaries.

		Payments Due By Period
(Millions)	Total Amounts Committed	2011	2012 to 2013	2014 to 2015	2016 and Thereafter

Long-term debt principal and interest payments (1)	$2,965.1	$28.2	$764.6	$375.8	$1,796.5
Operating lease obligations	86.0	4.7	18.3	9.3	53.7
Commodity purchase obligations (2)	2,799.8	228.5	1,086.9	436.9	1,047.5
Purchase orders (3)	442.4	439.4	3.0	—	—
Pension and other postretirement funding obligations (4)	602.6	23.1	324.9	194.4	60.2
Total contractual cash obligations	$6,895.9	$723.9	$2,197.7	$1,016.4	$2,957.9

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

The table above does not reflect payments related to the manufactured gas plant remediation liability of $626.7 million at September 30, 2011, as the amount and timing of payments are uncertain.  We expect to incur costs annually to remediate these sites.  See Note 14, “Commitments and Contingencies,” for more information about environmental liabilities.  The table also does not reflect any payments for the September 30, 2011, liability of $22.3 million related to unrecognized tax benefits, as the amount and timing of the payments are uncertain.  See Note 13, “Income Taxes,” for more information on unrecognized tax benefits.

Capital Requirements

As of September 30, 2011, our subsidiaries’ capital expenditures for the three-year period 2011 through 2013 were expected to be as follows:

(Millions)
WPS
Environmental projects	$373.6
Electric and natural gas distribution projects	116.8
Electric and natural gas delivery and customer service projects	45.3
Other projects	141.0

UPPCO
Repairs and safety measures at hydroelectric facilities	18.4
Other projects	30.6

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	35.0

MERC
Natural gas pipe distribution system and other projects	53.8

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	706.2

NSG
Natural gas pipe distribution system and other projects	78.1

Integrys Energy Services
Solar and other projects	69.7

IBS
Corporate services infrastructure projects	56.0

ITF
Compressed natural gas fueling stations	56.9
Total capital expenditures	$1,781.4

We expect to provide capital contributions to INDU Solar Holdings, LLC, (not included in the above table) of approximately $90 million from 2011 through 2013.  INDU Solar Holdings was created in October 2010, through wholly owned subsidiaries of both Integrys Energy Services and Duke Energy Generation Services, to build and finance distributed solar projects throughout the United States.

We expect to provide capital contributions to ATC (not included in the above table) of approximately $24 million from 2011 through 2013.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates, depending on a number of factors.  These factors include, but are not limited to, industry restructuring, regulatory constraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends.

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

At September 30, 2011, we and each of our subsidiaries were in compliance with all covenants related to outstanding short-term and long-term debt.  We expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 11, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 12, “Long-Term Debt,” for more information on long-term debt and related covenants.

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

•                  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC’s approval.  PGL and NSG actively support the ICC’s decision to approve decoupling.  PGL and NSG requested in their February 15, 2011 rate case filing that the ICC approve decoupling on a permanent basis.  The ICC Staff has preliminarily indicated that they support making the decoupling mechanism permanent for PGL and NSG, but the interveners continue to oppose it.  Single issue ratemaking is one of the arguments raised in the pending appeal of PGL’s and NSG’s decoupling mechanism.  In September 2011, the Illinois Appellate Court reversed the ICC’s approval of Rider ICR for PGL, concluding it was improper single issue ratemaking.  Although there are differences between the decoupling mechanism and Rider ICR, we are currently unable to predict the impact of the recent Rider ICR decision on the pending appeal of PGL’s and NSG’s decoupling mechanism.

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

•                  Decoupling for UPPCO was approved for the majority of customer classes by the MPSC, effective January 1, 2010.

•                  The MPSC granted an order, effective January 1, 2010, approving a decoupling mechanism for MGU as a pilot program, covering residential and small commercial and industrial customers.  The decoupling mechanism does not adjust for weather-related usage.

•                  In Minnesota, MERC proposed a decoupling mechanism in its November 30, 2010 general rate case filing.

See Note 23, “Regulatory Environment,” for more information.

Climate Change

The EPA began regulating greenhouse gas emissions under the CAA in January 2011 by applying the BACT requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale.  Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions.  The standards would apply to new and modified, as well as existing, electric utility steam generating units.  The EPA planned to propose these standards in 2011 and finalize them in 2012; however, the proposal has since been delayed.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to our active and retired employees and their dependents. Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees were reflected in our financial statements in 2010 and 2011.

Beginning in 2013, a provision of HCR will eliminate the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, we eliminated $11.8 million of our deferred tax asset related to postretirement benefits in 2010.  Of this amount, $10.8 million flowed through to net income as a component of income tax expense in 2010.  The remaining $1.0 million was deferred for regulatory recovery at UPPCO.  We have sought, or expect to seek, rate recovery for the income impacts of this tax law change in the majority of our jurisdictions.  If recovery in rates becomes probable, income tax expense will be reduced in that period.  We are not currently able to predict how much, if any, will be recovered in rates.

In June 2011, Governor Walker signed into law a two-year budget bill.  Under the bill, the Wisconsin tax code was changed to conform to the federal tax code, retroactive to December 2010 (discussed below).  In accounting for this tax law change, we expensed an additional $1.5 million of deferred income taxes in 2011 related to the Medicare Part D subsidy.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  The majority of the implementation rules will be finalized and become effective over the 24 months following the signing of the act.  Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements.  Final rules for these provisions are expected in late 2011 or early 2012.  We are monitoring developments related to this act and their impacts on our future financial results.

Illinois Coal-to-Gas Plant Legislation

Senate Bills (SB) 1533 and SB 2169 were signed into law by Governor Quinn in the third quarter of 2011.  SB 1533 and SB 2169 required PGL and NSG to either enter into long-term purchase contracts for manufactured gas produced in Illinois or agree to biennial rate filings before the ICC beginning in 2012.  PGL and NSG notified the ICC in September 2011 that they would file biennial rate proceedings rather than enter into the purchase contracts.

Recent Tax Law Changes

Federal

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the ITC or production tax credit for certain renewable energy investments.  In September 2010, President Obama signed into law the Small Business Jobs Act of 2010.  This act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that affect us.  We anticipate that these tax law changes will likely result in $140.0 million to $240.0 million of reduced cash payments for taxes during 2011 and 2012.  These tax incentives may also reduce utility rate base and, thus, future earnings relative to prior expectations.  We have primarily used the proceeds from these incentives to make incremental contributions to our various employee benefit plans and to fund additional capital investments.  In addition, these tax incentives have helped reduce our financing needs.

Illinois

In January 2011, Governor Quinn signed into law the Taxpayer Accountability and Budget Stabilization Act.  This act increases the corporate combined income tax rate from 7.3% to 9.5% retroactive to January 1, 2011.  The rate decreases to 7.75% after 2014 and returns to 7.3% after 2024.  We adjusted deferred taxes to reflect the changes in the tax rate in the first quarter of 2011.  Due to the effects of regulation, and the timing of the February 2011 rate filings for PGL and NSG, we do not expect a material impact on income from this legislation.

Michigan

In May 2011, Governor Snyder signed legislation that replaced Michigan’s business tax with a state income tax, effective January 1, 2012.  In accounting for this tax law change, we expensed $4.4 million of deferred income taxes in 2011 primarily related to our nonregulated operations and our unitary filings.  We deferred an additional $4.2 million in 2011 for recovery in future rates.

Wisconsin

In June 2011, Governor Walker signed into law a two-year budget bill.  Under the bill, the Wisconsin tax code was changed to conform to the federal tax code, retroactive to December 2010.  In accounting for this tax law change, we expensed an additional $1.5 million of deferred income taxes in 2011 related to the Medicare Part D subsidy.  The legislation also contains favorable provisions related to the carryforward of net operating losses prior to 2008.  We are continuing to analyze the implications of this bill.

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

The VaR for Integrys Energy Services’ open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2011	2010

As of September 30	$0.1	$0.3
Average for 12 months ended September 30	0.2	0.4
High for 12 months ended September 30	0.3	0.6
Low for 12 months ended September 30	0.1	0.3

The VaR for Integrys Energy Services’ open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2011	2010

As of September 30	$0.5	$1.5
Average for 12 months ended September 30	0.8	1.8
High for 12 months ended September 30	1.2	2.9
Low for 12 months ended September 30	0.5	1.4

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

Based on the variable rate debt outstanding at September 30, 2011, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $2.7 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2010, an increase in interest rates of 100 basis points would have increased annual interest expense by $1.9 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.                         Legal Proceedings

For information on material legal proceedings and matters, see Note 14, “Commitments and Contingencies.”

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

Integrys Energy Group, Inc.

Date: November 2, 2011	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP

EXHIBIT INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

101 *

Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Notes To Financial Statements, and (v) document and entity information

*     In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.