Form 10-Q
period 2012-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2012-05-03
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	Internal Revenue Service Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Street Chicago, Illinois 60601-6207 (312) 228-5400	39-1775292

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
April 26, 2012

INTEGRYS ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

i

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

ii

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

Forward-looking statements involve a number of risks and uncertainties. Some risks that could cause actual results to differ materially from those expressed or implied in forward-looking statements include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and those identified below:

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

INTEGRYS ENERGY GROUP, INC.

	Three Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	March 31
(Millions, except per share data)	2012	2011

Utility revenues	$971.0	$1,168.7
Nonregulated revenues	280.3	458.4
Total revenues	1,251.3	1,627.1

Utility cost of fuel, natural gas, and purchased power	472.3	660.7
Nonregulated cost of sales	275.3	404.0
Operating and maintenance expense	261.0	264.6
Depreciation and amortization expense	62.7	62.3
Taxes other than income taxes	28.4	26.8
Operating income	151.6	208.7

Earnings in equity method investments	21.1	19.4
Miscellaneous income	2.4	1.8
Interest expense	(30.5)	(34.8)
Other expense	(7.0)	(13.6)

Income before taxes	144.6	195.1
Provision for income taxes	46.8	71.7
Net income from continuing operations	97.8	123.4

Discontinued operations, net of tax	1.9	0.1
Net income	99.7	123.5

Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$98.9	$122.7

Average shares of common stock
Basic	78.6	78.3
Diluted	79.2	78.6

Earnings per common share (basic)
Net income from continuing operations	$1.23	$1.57
Discontinued operations, net of tax	0.03	—
Earnings per common share (basic)	$1.26	$1.57

Earnings per common share (diluted)
Net income from continuing operations	$1.22	$1.56
Discontinued operations, net of tax	0.03	—
Earnings per common share (diluted)	$1.25	$1.56

Dividends per common share declared	$0.68	$0.68

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

	Three Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	March 31
(Millions)	2012	2011

Net income	$99.7	$123.5

Other comprehensive income, net of tax:
Cash flow hedges
Unrealized net losses arising during period, net of tax of $(0.2) million and $(2.4) million, respectively	(0.3)	(4.1)
Reclassification of net losses to net income, net of tax of $1.0 million and $5.1 million, respectively	1.5	8.4
Cash flow hedges, net	1.2	4.3

Defined benefit pension plans
Amortization of pension and other postretirement costs included in net periodic benefit cost, net of tax of $0.3 million and $0.2 million, respectively	0.3	0.2
Other comprehensive income, net of tax	1.5	4.5
Comprehensive income	101.2	128.0

Less: preferred stock dividends of subsidiary	(0.8)	(0.8)
Comprehensive income attributed to common shareholders	$100.4	$127.2

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2012	2011

Assets
Cash and cash equivalents	$42.3	$28.1
Collateral on deposit	64.2	50.9
Accounts receivable and accrued unbilled revenues, net of reserves of $43.4 and $47.1, respectively	669.7	737.7
Inventories	125.1	252.3
Assets from risk management activities	266.2	227.2
Regulatory assets	132.8	125.1
Deferred income taxes	101.6	94.2
Prepaid taxes	144.3	209.6
Other current assets	87.5	78.2
Current assets	1,633.7	1,803.3

Property, plant, and equipment, net of accumulated depreciation of $3,057.7 and $3,018.7, respectively	5,259.0	5,199.1
Regulatory assets	1,655.4	1,658.5
Assets from risk management activities	56.6	64.4
Equity method investments	490.6	476.3
Goodwill	658.3	658.4
Other long-term assets	125.4	123.2
Total assets	$9,879.0	$9,983.2

Liabilities and Equity
Short-term debt	$305.5	$303.3
Current portion of long-term debt	272.0	250.0
Accounts payable	331.2	426.6
Liabilities from risk management activities	400.0	311.6
Accrued taxes	75.4	70.5
Regulatory liabilities	96.5	67.5
Temporary LIFO liquidation credit	36.7	—
Other current liabilities	198.1	217.2
Current liabilities	1,715.4	1,646.7

Long-term debt	1,850.1	1,872.0
Deferred income taxes	1,108.7	1,070.7
Deferred investment tax credits	43.7	44.0
Regulatory liabilities	334.2	332.5
Environmental remediation liabilities	609.5	615.1
Pension and other postretirement benefit obligations	514.0	749.3
Liabilities from risk management activities	109.9	102.0
Asset retirement obligations	402.3	397.2
Other long-term liabilities	144.0	141.1
Long-term liabilities	5,116.4	5,323.9

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 78,287,906 shares issued; 77,916,543 shares outstanding	78.3	78.3
Additional paid-in capital	2,566.5	2,579.1
Retained earnings	409.2	363.6
Accumulated other comprehensive loss	(41.0)	(42.5)
Shares in deferred compensation trust	(17.0)	(17.1)
Total common shareholders’ equity	2,996.0	2,961.4

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	0.1	0.1
Total liabilities and equity	$9,879.0	$9,983.2

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

	Three Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	March 31
(Millions)	2012	2011
Operating Activities
Net income	$99.7	$123.5
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(1.9)	(0.1)
Depreciation and amortization expense	62.7	62.3
Recoveries and refunds of regulatory assets and liabilities	9.5	13.5
Net unrealized losses on nonregulated energy contracts	44.7	0.7
Bad debt expense	10.1	11.5
Pension and other postretirement expense	17.6	21.1
Pension and other postretirement contributions	(246.6)	(106.4)
Deferred income taxes and investment tax credits	30.0	67.2
Gain on sale of assets	(0.2)	(0.1)
Equity income, net of dividends	(3.8)	(3.0)
Other	2.6	10.2
Changes in working capital
Collateral on deposit	(13.7)	(5.2)
Accounts receivable and accrued unbilled revenues	49.9	(50.1)
Inventories	132.7	152.7
Other current assets	54.5	28.3
Accounts payable	(77.4)	(23.8)
Temporary LIFO liquidation credit	36.7	119.2
Other current liabilities	18.7	(26.0)
Net cash provided by operating activities	225.8	395.5

Investing Activities
Capital expenditures	(123.0)	(51.2)
Proceeds from the sale or disposal of assets	1.4	1.1
Capital contributions to equity method investments	(10.4)	(6.2)
Other	(4.7)	0.1
Net cash used for investing activities	(136.7)	(56.2)

Financing Activities
Short-term debt, net	2.2	57.9
Repayment of long-term debt	—	(325.0)
Payment of dividends
Preferred stock of subsidiary	(0.8)	(0.8)
Common stock	(53.0)	(47.4)
Issuance of common stock	—	7.2
Payments made on derivative contracts related to divestitures classified as financing activities	(9.0)	(11.1)
Other	(14.3)	(3.8)
Net cash used for financing activities	(74.9)	(323.0)

Net change in cash and cash equivalents	14.2	16.3
Cash and cash equivalents at beginning of period	28.1	179.0
Cash and cash equivalents at end of period	$42.3	$195.3

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2012

NOTE 1—FINANCIAL INFORMATION

As used in these notes, the term “financial statements” refers to the condensed consolidated financial statements. This includes the condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows, unless otherwise noted. In this report, when we refer to “us,” “we,” “our,” or “ours,” we are referring to Integrys Energy Group, Inc.

We prepare our financial statements in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2011.

In management’s opinion, these unaudited financial statements include all adjustments considered necessary for a fair presentation of financial results. All adjustments are normal and recurring, unless otherwise noted. All intercompany transactions have been eliminated in consolidation. Financial results for an interim period may not give a true indication of results for the year.

NOTE 2—CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to our statements of cash flows:

	Three Months Ended March 31
(Millions)	2012	2011
Cash paid for interest	$8.9	$20.1
Cash (received) paid for income taxes	(33.2)	2.9

Significant noncash transactions were:

	Three Months Ended March 31
(Millions)	2012	2011
Construction costs funded through accounts payable	$50.2	$9.4
Equity issued for stock-based compensation plans	—	6.6
Equity issued for reinvested dividends	—	5.4

NOTE 3—RISK MANAGEMENT ACTIVITIES

The following tables show our assets and liabilities from risk management activities:

	March 31, 2012
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$5.2	$43.9
Natural gas contracts	Long-term	0.3	9.2
Financial transmission rights (FTRs)	Current	1.0	0.1
Petroleum product contracts	Current	0.4	—
Coal contract	Current	—	5.6
Coal contract	Long-term	—	7.8
Cash flow hedges
Natural gas contracts	Current	—	1.2
Natural gas contracts	Long-term	—	0.2

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	121.2	120.4
Natural gas contracts	Long-term	22.3	20.7
Electric contracts	Current	138.2	228.6
Electric contracts	Long-term	34.0	72.0
Foreign exchange contracts	Current	0.2	0.2
	Current	266.2	400.0
	Long-term	56.6	109.9
Total		$322.8	$509.9

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

		December 31, 2011
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$9.1	$35.4
Natural gas contracts	Long-term	0.1	8.2
FTRs	Current	2.3	0.1
Petroleum product contracts	Current	0.1	—
Coal contract	Current	—	2.5
Coal contract	Long-term	—	4.4
Cash flow hedges
Natural gas contracts	Current	—	0.9
Natural gas contracts	Long-term	—	0.2

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	121.6	120.5
Natural gas contracts	Long-term	41.9	40.5
Electric contracts	Current	93.9	152.0
Electric contracts	Long-term	22.4	48.7
Foreign exchange contracts	Current	0.2	0.2
	Current	227.2	311.6
	Long-term	64.4	102.0
Total		$291.6	$413.6

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

The following table shows our cash collateral positions:

(Millions)	March 31, 2012	December 31, 2011
Cash collateral provided to others	$64.2	$50.9
Cash collateral received from others *	1.8	2.3

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

(Millions)	March 31, 2012	December 31, 2011
Integrys Energy Services	$231.4	$193.8
Utility segments	52.9	39.1

If all of the credit risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, our collateral requirement would have been as follows:

(Millions)	March 31, 2012	December 31, 2011
Collateral that would have been required:
Integrys Energy Services	$281.7	$272.3
Utility segments	42.5	28.7
Collateral already satisfied:
Integrys Energy Services — Letters of credit	11.0	11.0
Collateral remaining:
Integrys Energy Services	270.7	261.3
Utility segments	42.5	28.7

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

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2012			December 31, 2011
	Purchases	Sales	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	755.5	0.3	N/A	1,122.7	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	1,911.0	N/A	5,077.5
Petroleum products (barrels)	51,872.0	N/A	N/A	46,872.0	N/A
Coal contract (millions of tons)	3.9	N/A	N/A	4.1	N/A

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities:

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2012	2011
Natural gas contracts	Balance Sheet — Regulatory assets (current)	$(6.4)	$11.2
Natural gas contracts	Balance Sheet — Regulatory assets (long-term)	(0.8)	1.6
Natural gas contracts	Balance Sheet — Regulatory liabilities (current)	(3.7)	(0.1)
Natural gas contracts	Balance Sheet — Regulatory liabilities (long-term)	0.1	0.1
Natural gas contracts	Income Statement — Utility cost of fuel, natural gas, and purchased power	0.1	0.1
FTRs	Balance Sheet — Regulatory assets (current)	0.4	0.1
FTRs	Balance Sheet — Regulatory liabilities (current)	(0.3)	(1.2)
Petroleum product contracts	Balance Sheet — Regulatory assets (current)	0.1	—
Petroleum product contracts	Balance Sheet — Regulatory liabilities (current)	0.1	0.4
Petroleum product contracts	Income Statement — Operating and maintenance expense	0.1	0.5
Coal contract	Balance Sheet — Regulatory assets (current)	(3.1)	(0.5)
Coal contract	Balance Sheet — Regulatory assets (long-term)	(3.5)	(3.2)
Coal contract	Balance Sheet — Regulatory liabilities (long-term)	—	(3.7)

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Services enters into derivative contracts such as futures, forwards, options, and swaps, that are used to manage commodity price risk primarily associated with retail electric and natural gas customer contracts.

In the next 12 months, pre-tax losses of $0.9 million and $4.5 million related to the discontinued cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the forecasted transactions occur. These amounts are expected to be offset by the settlement of the related nonderivative customer contracts.

Integrys Energy Services had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2012		December 31, 2011
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	885.3	713.3	959.2	797.1
Electric (kilowatt-hours)	38,083.7	23,063.4	34,405.7	20,374.0
Foreign exchange contracts (Canadian dollars)	2.6	2.6	4.2	4.2

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below:

		Three Months Ended March 31
(Millions)	Income Statement Presentation	2012	2011
Natural gas contracts	Nonregulated revenue	$4.0	$8.1
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(1.2)	(0.3)
Electric contracts	Nonregulated revenue	(68.6)	(1.0)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(0.7)	0.2
Total		$(66.5)	$7.0

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

		Three Months Ended
(Millions)	Income Statement Presentation	March 31, 2011
Interest rate swap	Interest expense	$(0.9)
Debt hedged by swap	Interest expense	0.9
Total		$—

Cash Flow Hedges

Prior to July 1, 2011, Integrys Energy Services designated derivative contracts such as futures, forwards, and swaps as accounting hedges under GAAP. These contracts are used to manage commodity price risk associated with customer contracts.

The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings:

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended March 31, 2011
Natural gas contracts	$1.2
Electric contracts	(4.6)
Total	$(3.4)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31
(Millions)	Income Statement Presentation	2012	2011
Settled/Realized
Natural gas contracts	Nonregulated revenue	$—	$(8.6)
Electric contracts	Nonregulated revenue	—	(4.1)
Interest rate swaps *	Interest expense	(0.3)	(0.3)
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	—	(0.3)
Total		$(0.3)	$(13.3)

*          In May 2010, we entered into interest rate swaps that were designated as cash flow hedges to hedge the variability in forecasted interest payments on a debt issuance. These swaps were terminated when the related debt was issued in November 2010. Amounts remaining in accumulated OCI are being reclassified to interest expense over the life of the related debt.

Gain Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2011
Natural gas contracts	Nonregulated revenue	$0.8
Electric contracts	Nonregulated revenue	0.3
Total		$1.1

NOTE 4—DISCONTINUED OPERATIONS

Holding Company and Other Segment

During the three-month period ended March 31, 2012, we recorded a $1.9 million after-tax gain in discontinued operations at the holding company and other segment when we remeasured an unrecognized tax benefit liability that better reflects how the underlying uncertain tax positions are resolving themselves in various taxing jurisdictions.

Integrys Energy Services

During the three-month period ended March 31, 2011, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations when contingent payments were earned related to the 2009 sale of its energy management consulting business.

NOTE 5—INVESTMENT IN ATC

Our electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at March 31, 2012. ATC is a for-profit, transmission-only company regulated by FERC. ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to our investment in ATC.

	Three Months Ended March 31
(Millions)	2012	2011
Balance at the beginning of period	$439.4	$416.3
Add: Equity in net income	20.8	19.2
Add: Capital contributions	3.4	3.4
Less: Dividends received	16.7	16.2
Balance at the end of period	$446.9	$422.7

Financial data for all of ATC is included in the following tables:

	Three Months Ended March 31
(Millions)	2012	2011
Income statement data
Revenues	$147.7	$139.6
Operating expenses	69.6	63.1
Other expense	20.0	22.3
Net income *	$58.1	$54.2

*            As most income taxes are the responsibility of its members, ATC does not report a provision for its members’ income taxes in its income statements.

(Millions)	March 31, 2012	December 31, 2011
Balance sheet data
Current assets	$57.1	$58.7
Noncurrent assets	3,099.0	3,053.7
Total assets	$3,156.1	$3,112.4

Current liabilities	$314.5	$298.5
Long-term debt	1,400.0	1,400.0
Other noncurrent liabilities	88.1	82.6
Members’ equity	1,353.5	1,331.3
Total liabilities and members’ equity	$3,156.1	$3,112.4

NOTE 6—INVENTORIES

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

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

We had no material changes to the carrying amount of goodwill during the three months ended March 31, 2012, and 2011.

The identifiable intangible assets other than goodwill listed below are part of other current and long-term assets on the Balance Sheets.

(Millions)	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer-related (1)	$34.5	$(25.4)	$9.1	$34.5	$(24.8)	$9.7
Electric contract assets (2)	—	—	—	7.8	(6.6)	1.2
Patents (3)	7.2	(0.1)	7.1	7.2	—	7.2
Compressed natural gas fueling contract assets (4)	5.6	(0.6)	5.0	5.6	(0.3)	5.3
Renewable energy credits (5)	3.3	—	3.3	2.8	—	2.8
Nonregulated easements (6)	3.8	(0.7)	3.1	3.8	(0.7)	3.1
Customer-owned equipment modifications (7)	3.8	(0.3)	3.5	3.6	(0.2)	3.4
Emission allowances (8)	1.6	(0.1)	1.5	1.7	(0.2)	1.5
Other	0.8	(0.3)	0.5	1.4	(0.3)	1.1
Total	$60.6	$(27.5)	$33.1	$68.4	$(33.1)	$35.3

Unamortized intangible assets
MGU trade name	$5.2	—	$5.2	$5.2	—	$5.2
Trillium trade name	3.5	—	3.5	3.5	—	3.5
Pinnacle trade name	1.5	—	1.5	1.5	—	1.5
Total intangible assets	$70.8	$(27.5)	$43.3	$78.6	$(33.1)	$45.5

(1)          Includes customer relationship assets associated with PELLC’s former nonregulated retail natural gas and electric operations, MERC’s nonutility ServiceChoice business, and Trillium USA (Trillium) and Pinnacle CNG Systems (Pinnacle) compressed natural gas fueling operations. The remaining weighted-average amortization period for customer-related intangible assets at March 31, 2012, was approximately 10 years.

(2)          Represents electric customer contracts acquired in exchange for risk management assets.

(3)          Includes the fair value of patents at Pinnacle related to a system for more efficiently compressing natural gas to allow for faster fueling. The remaining amortization period at March 31, 2012, was approximately 18 years.

(4)          Represents the fair value of Trillium and Pinnacle compressed natural gas customer fueling contracts acquired in September 2011. The remaining amortization period at March 31, 2012, was approximately 9 years.

(5)   Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(6)   Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period at March 31, 2012, of approximately 12 years.

(7)   Relates to modifications to customer-owned equipment that allow the end-use customer of a pipeline to accept landfill gas. These intangible assets are amortized on a straight-line basis, with a remaining weighted-average amortization period at March 31, 2012, of approximately 12 years.

(8)   Emission allowances do not have a contractual term or expiration date. If the EPA’s Cross State Air Pollution Rule, which was stayed in December 2011, is reinstated, it will affect our ability to use certain existing emission allowances in the future. See Note 11, “Commitments and Contingencies,” for more information.

Amortization expense recorded as a component of nonregulated cost of sales in the statements of income for the three months ended March 31, 2012, and 2011, was $1.6 million and $0.3 million, respectively.

Amortization expense recorded as a component of depreciation and amortization expense in the statements of income for the three months ended March 31, 2012, and 2011, was $0.7 million and $0.8 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

	For the year ending December 31
(Millions)	2012	2013	2014	2015	2016
Amortization recorded in nonregulated cost of sales	$5.9	$1.8	$1.4	$1.3	$1.1
Amortization recorded in depreciation and amortization expense	2.5	2.0	1.7	1.7	1.5

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

Our short-term borrowings were as follows:

(Millions, except percentages)	March 31, 2012	December 31, 2011
Commercial paper outstanding	$305.5	$303.3
Average discount rate on outstanding commercial paper	0.34%	0.31%

The commercial paper outstanding at March 31, 2012, had maturity dates ranging from April 2, 2012, through April 30, 2012.

The table below presents our average amount of short-term borrowings outstanding based on daily outstanding balances during the three months ended March 31:

(Millions)	2012	2011
Average amount of commercial paper outstanding	$357.5	$102.7
Average amount of short-term notes payable outstanding	—	10.0

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	March 31, 2012	December 31, 2011
Revolving credit facility (Integrys Energy Group)	04/23/13	$735.0	$735.0
Revolving credit facility (Integrys Energy Group)	05/17/16	200.0	200.0
Revolving credit facility (Integrys Energy Group)	05/17/14	275.0	275.0
Revolving credit facility (WPS)	04/23/13	115.0	115.0
Revolving credit facility (WPS)	05/17/14	135.0	135.0
Revolving credit facility (PGL)	04/23/13	250.0	250.0

Total short-term credit capacity		$1,710.0	$1,710.0

Less:
Letters of credit issued inside credit facilities		$33.9	$33.7
Commercial paper outstanding		305.5	303.3

Available capacity under existing agreements		$1,370.6	$1,373.0

NOTE 9—LONG-TERM DEBT

(Millions)	March 31, 2012	December 31, 2011
WPS (1)	$722.1	$722.1
PGL	525.0	525.0
NSG (2)	74.7	74.7
Integrys Energy Group (3)	774.8	774.8
Other term loan (4)	27.0	27.0
Total	2,123.6	2,123.6
Unamortized discount	(1.5)	(1.6)
Total debt	2,122.1	2,122.0
Less current portion	(272.0)	(250.0)
Total long-term debt	$1,850.1	$1,872.0

(1)          In December 2012, WPS’s 4.875% Senior Notes will mature. As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on our balance sheets.

In February 2013, WPS’s 3.95% Senior Notes will mature. As a result, the $22.0 million balance of these notes was included in current portion of long-term debt on our March 31, 2012 balance sheet.

(2)          In April 2012, NSG bought back its $28.2 million of 5.00% Series M First Mortgage Bonds that were due December 1, 2028.

In the same month, NSG issued $28.0 million of 3.43% Series P First Mortgage Bonds. These bonds are due April 1, 2027.

(3)          In December 2012, our 5.375% Unsecured Senior Notes will mature. As a result, the $100.0 million balance of these notes was included in current portion of long-term debt on our balance sheets.

(4)          This loan has a floating interest rate that is reset weekly. At March 31, 2012, the interest rate was 0.20%. The loan is to be repaid by April 2021.

NOTE 10—INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended March 31
	2012	2011

Effective Tax Rate	32.4%	36.8%

Our effective tax rate for the three months ended March 31, 2012, was lower than the federal statutory tax rate of 35%. This difference primarily related to the federal income tax benefit of tax credits related to wind production and a remeasurement of an unrecognized tax benefit liability that better reflects how the underlying uncertain tax positions are resolving themselves in various taxing jurisdictions. Other state income tax obligations partially offset the lower effective tax rate.

Our effective tax rate for the three months ended March 31, 2011, was higher than the federal statutory tax rate of 35%. This difference primarily related to state income tax obligations, partially offset by tax credits related to wind production, along with other tax credits.

During the three months ended March 31, 2012, we remeasured and decreased our liability for unrecognized tax benefits by $2.7 million that  better reflects how the underlying uncertain tax positions are resolving themselves in various taxing jurisdictions. We reduced the provision for income taxes related to this remeasurement, of which a portion was reported as discontinued operations.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

The purchase obligations described below were as of March 31, 2012.

•

The electric utility segment had obligations of $186.3 million related to coal supply and transportation that extend through 2016, obligations of $1,213.9 million for either capacity or energy related to purchased power that extend through 2029, and obligations of $5.4 million for other commodities that extend through 2013.

•	The natural gas utility segment had obligations of $836.7 million related to natural gas supply and transportation contracts that extend through 2028.
•	Integrys Energy Services had obligations of $218.9 million, primarily related to electricity and natural gas supply contracts that extend through 2021.
•	We and our subsidiaries also had commitments of $536.1 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

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

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. The previous stay of this case has been extended until July 15, 2012, and settlement negotiations with the Sierra Club, the EPA, and the joint owners of the Edgewater plant continue. We are currently unable to estimate the possible loss or range of loss related to this matter.

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

Weston Title V Air Permit:

In November 2010, the WDNR provided a draft revised permit. WPS objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR. WPS and the WDNR continue to meet to resolve these issues. In September 2011, the WDNR issued a draft revised permit and a request for public comments. WPS filed comments objecting to certain provisions in the draft permit. We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:

Since 2008, WPS received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant, Weston 4, Weston 1, and Weston 2, as well as one NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions have been taken for the events in the five NOVs. In December 2011, the WDNR dismissed two of the NOVs and referred the other three NOVs to the state Justice Department for enforcement. We do not expect this matter to have a material impact on our financial statements.

Pulliam Title V Air Permit

The WDNR issued the renewal of the permit for the Pulliam plant in April 2009. In June 2010, the EPA issued an order directing the WDNR to respond to comments raised by the Sierra Club in its June 2009 Petition objecting to this permit.

WPS also challenged the permit in a contested case proceeding and Petition for Judicial Review. The Petition was dismissed in an order remanding the matter to the WDNR. In February 2011, the WDNR granted a contested case proceeding before an Administrative Law Judge on the issues raised by WPS, which included averaging times in the emission limits in the permit. WPS participated in the contested case proceeding in October 2011. In December 2011, the Administrative Law Judge did not require the WDNR to insert averaging times, for which WPS had argued. WPS has decided not to appeal.

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

Mercury and Interstate Air Quality Rules

Mercury:

The State of Wisconsin’s mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014. In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of March 31, 2012, WPS estimates capital costs of approximately $2 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions. The capital costs are expected to be recovered in future rate cases.

In December 2011, the EPA issued the final Utility Mercury and Air Toxics rule that will regulate emissions of mercury and other hazardous air pollutants. We are currently evaluating options for achieving the emission limits specified in this rule, but we do not anticipate the cost of compliance to be significant. We expect to recover future compliance costs in future rates.

Sulfur Dioxide and Nitrogen Oxide:

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005 in order to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York. In July 2008, the United States Court of Appeals (Court of Appeals) issued a decision vacating CAIR, which the EPA appealed. In December 2008, the Court of Appeals reinstated CAIR and directed the EPA to address the deficiencies noted in its previous ruling to vacate CAIR. In July 2011, the EPA issued a final CAIR replacement rule known as the Cross State Air Pollution Rule (CSAPR). The new rule was to become effective January 1, 2012; however, on December 30, 2011, the D.C. Circuit Court (Court) issued a decision that stayed the rule pending the Court’s resolution of the petitions for review. The Court directed the EPA to implement CAIR during the stay period. In January 2012, a briefing and oral argument schedule was set. Oral arguments were held on April 13, 2012. In comparison to the CAIR rule, CSAPR, in the version that was stayed, significantly reduced the emission allowances allocated to our subsidiaries’ existing units for sulfur dioxide and nitrogen oxide in 2012, with a further reduction in 2014.

CSAPR also established new sulfur dioxide and nitrogen oxide emission allowances and did not allow carryover of the existing nitrogen oxide emission allowances allocated to WPS under CAIR. WPS did not acquire any CAIR nitrogen oxide emission allowances for 2012 and beyond other than those directly allocated to it, which were free. Sulfur dioxide emission allowances allocated under the Acid Rain Program will continue to be issued and surrendered independent of the stayed CSAPR emission allowance program. Thus, we do not expect any material impact on our financial statements as a result of being unable to carry over existing emission allowances.

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

The Court may uphold CSAPR, invalidate CSAPR, or direct the EPA to make changes to CSAPR. In order to be in compliance with the stayed version of CSAPR, additional sulfur dioxide and nitrogen oxide controls would need to be installed, emission allowances would need to be purchased, and/or our subsidiaries would have to make other changes to how they operate their existing units. The installation of any necessary controls will be scheduled as part of WPS’s long-term maintenance plan for its existing units; however, WPS does not currently believe it could meet the stayed CSAPR’s sulfur dioxide and nitrogen oxide emission limits without purchasing additional emission allowances or changing how its existing units are operated. Due to the uncertainty surrounding the rule, we are currently unable to predict whether, or if, additional emission allowances would be available to purchase or how much it would cost to comply. We are also currently unable to predict whether CSAPR, or any future version of CSAPR, will cause WPS to idle or abandon certain units or impact the estimated useful lives of certain units. WPS expects to recover any future compliance costs in future rates. The impact on Integrys Energy Services is not expected to be material.

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

Our natural gas utilities are responsible for the environmental remediation of 53 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA’s program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of March 31, 2012, we estimated and accrued for $608.1 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of March 31, 2012, cash expenditures for environmental remediation not yet recovered in rates were $15.6 million. We recorded a regulatory asset of $623.7 million at March 31, 2012, which is net of insurance recoveries received of $59.9 million, related to the expected recovery of both cash expenditures and estimated future expenditures through rates.

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

NOTE 12—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts	Expiration
(Millions)	Committed at March 31, 2012	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$623.9	$407.7	$6.9	$209.3
Standby letters of credit (2)	66.9	35.3	31.5	0.1
Surety bonds (3)	13.8	13.8	—	—
Other guarantees (4)	42.6	20.0	—	22.6
Total guarantees	$747.2	$476.8	$38.4	$232.0

(1)          Consists of parental guarantees of $456.2 million to support the business operations of Integrys Energy Services; $111.8 million and $48.9 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at IBS, and $2.0 million at UPPCO to support business operations. These guarantees are not reflected on our balance sheets.

(2)          At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. This amount consists of $64.1 million issued to support Integrys Energy Services’ operations and $2.8 million issued to support UPPCO, WPS, MGU, NSG, MERC, PGL, and Pinnacle CNG Systems. These amounts are not reflected on our balance sheets.

(3)          Primarily for workers compensation self insurance programs and obtaining various licenses, permits, and rights of way. These guarantees are not reflected on our balance sheets.

(4)          Consists of (a) $20.0 million related to the sale agreement for Integrys Energy Services’ United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions. In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction. An insignificant liability was recorded related to the fair value of this counterparty payment default risk; (b) $10.0 million related to the sale agreement for Integrys Energy Services’ Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions. An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (c) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which we expect that the likelihood of required performance is remote (this amount is not reflected on the balance sheets); and (d) $7.6 million related to other indemnifications primarily for workers compensation coverage. This amount is not reflected on our balance sheets.

We have provided total parental guarantees of $559.0 million on behalf of Integrys Energy Services as shown in the table below. Our exposure under these guarantees related to existing transactions at March 31, 2012, was approximately $319.3 million.

(Millions)	March 31, 2012
Guarantees supporting commodity transactions	$456.2
Standby letters of credit	64.1
Surety bonds	3.2
Other	35.5
Total guarantees	$559.0

NOTE 13—EMPLOYEE BENEFIT PLANS

As of February 16, 2012, our defined benefit pension plans were closed to all new hires.

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheet) for our benefit plans for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Millions)	2012	2011	2012	2011
Service cost	$12.4	$11.3	$5.5	$5.0
Interest cost	19.8	20.5	7.2	7.7
Expected return on plan assets	(27.1)	(24.7)	(7.0)	(5.0)
Amortization of transition obligation	—	—	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.3	(0.9)	(0.9)
Amortization of net actuarial loss	8.3	4.7	1.6	1.1
Net periodic benefit cost	$14.6	$13.1	$6.5	$8.0

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for our nonregulated entities and are recorded as net regulatory assets for our utilities.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. We contributed $171.5 million to our pension plans and $75.1 million to our other postretirement benefit plans during the three months ended March 31, 2012. We expect to contribute an additional $3.8 million to our pension plans and $39.1 million to our other postretirement benefit plans during the remainder of 2012, dependent upon various factors affecting us, including our liquidity position and tax law changes.

NOTE 14—STOCK-BASED COMPENSATION

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three months ended March 31:

(Millions)	2012	2011
Performance stock rights	$1.2	$(0.7)
Restricted shares and restricted share units	2.1	2.2
Total stock-based compensation expense	$3.3	$1.5
Deferred income tax benefit	$1.3	$0.6

Compensation cost recognized for stock options during the three months ended March 31, 2012, and 2011, was not significant.

The total compensation cost capitalized for all awards during the three months ended March 31, 2012, and 2011, was not significant.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate. Our expected stock price volatility is estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the three months ended March 31, 2012, along with the assumptions incorporated into the valuation model:

February 2012 Grant
Weighted-average fair value per option	$6.30
Expected term	5 years
Risk-free interest rate	0.17% - 2.18%
Expected dividend yield	5.28%
Expected volatility	25%

A summary of stock option activity for the three months ended March 31, 2012, and information related to outstanding and exercisable stock options at March 31, 2012, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	2,953,630	$48.09
Granted	279,535	53.24
Exercised	(225,986)	44.83
Outstanding at March 31, 2012	3,007,179	$48.82	5.97	$14.2
Exercisable at March 31, 2012	2,221,968	$49.24	5.02	$9.9

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2012. This is calculated as the difference between our closing stock price on March 31, 2012, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the three months ended March 31, 2012, and 2011, was $2.0 million and $0.6 million, respectively.

As of March 31, 2012, $2.6 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.2 years.

Cash received from option exercises during the three months ended March 31, 2012 was $10.1 million, and was not significant for the three months ended March 31, 2011. The actual tax benefit realized for the tax deductions from these option exercises was not significant for the three months ended March 31, 2012, and 2011.

Performance Stock Rights

The fair values of performance stock rights were estimated using a Monte Carlo valuation model. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate. The expected volatility was estimated using one to three years of historical data. The table below reflects the assumptions used in the valuation of the outstanding grants at March 31:

2012
Risk-free interest rate	0.32% - 1.27%
Expected dividend yield	5.28% - 5.34%
Expected volatility	21% - 36%

A summary of the activity for the three months ended March 31, 2012, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value*
Outstanding at December 31, 2011	135,948	$46.18
Granted	18,865	52.70
Distributed	(70,598)	42.93
Adjustment for final payout	(24,804)	42.93
Outstanding at March 31, 2012	59,411	$53.48

*                 Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date for awards that have not been elected for deferral into the deferred compensation plan six months prior to the completion of the performance period.

A summary of the activity for the three months ended March 31, 2012, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2011	186,215
Granted	75,408
Distributed	(16,001)
Adjustment for final payout	(5,622)
Outstanding at March 31, 2012	240,000

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of March 31, 2012, was $56.22 per performance stock right.

As of March 31, 2012, $5.7 million of compensation cost related to unvested and outstanding performance stock rights (equity and liability awards) was expected to be recognized over a weighted-average period of 2.3 years.

The total intrinsic value of performance stock rights distributed during the three months ended March 31, 2012, and 2011, was $4.7 million and $6.3 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance stock rights during the three months ended March 31, 2012, and 2011 was $1.9 million and $2.5 million, respectively.

Restricted Shares and Restricted Share Units

During the second quarter of 2011, the last of the outstanding restricted shares vested. Only restricted share units remain outstanding at March 31, 2012.

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the three months ended March 31, 2012, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	497,722	$45.21
Granted	188,346	53.24
Dividend equivalents	6,821	47.94
Vested	(193,878)	45.07
Forfeited	(1,440)	46.48
Outstanding at March 31, 2012	497,571	$48.39

As of March 31, 2012, $16.7 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 3.1 years.

The total intrinsic value of restricted share and restricted share unit awards vested for the three months ended March 31, 2012, and 2011, was $10.4 million and $6.3 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted shares and restricted share units during the three months ended March 31, 2012, and 2011, was $4.2 million and $2.5 million, respectively.

The weighted-average grant date fair value of restricted share units awarded during the three months ended March 31, 2012, and 2011, was $53.24 and $49.40 per share, respectively.

NOTE 15—COMMON EQUITY

We had no changes to issued common stock during the three months ended March 31, 2012.

Beginning May 1, 2011, shares were purchased on the open market to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans.

The following table reconciles common shares issued and outstanding:

	March 31, 2012			December 31, 2011
	Shares	Average Cost		Shares	Average Cost
Common stock issued	78,287,906			78,287,906
Less:
Deferred compensation rabbi trust	371,363	$45.71	*	382,971	$44.54	*
Total common shares outstanding	77,916,543			77,904,935

*                 Based on our stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for shares we are obligated to issue under the deferred compensation and restricted share unit plans. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, restricted share units, and certain shares issuable under the deferred compensation plan. The calculation of diluted earnings per share for the three months ended March 31, 2012, and 2011, each excluded 0.8 million out-of-the-money stock options that had an anti-dilutive effect. The following table reconciles our computation of basic and diluted earnings per share:

	Three Months Ended March 31
(Millions, except per share amounts)	2012	2011

Numerator:
Net income from continuing operations	$97.8	$123.4
Discontinued operations, net of tax	1.9	0.1
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$98.9	$122.7

Denominator:
Average shares of common stock — basic	78.6	78.3
Effect of dilutive securities
Stock-based compensation	0.4	0.3
Deferred compensation	0.2	—
Average shares of common stock — diluted	79.2	78.6

Earnings per common share
Basic	$1.26	$1.57
Diluted	1.25	1.56

Accumulated Other Comprehensive Loss

The following table shows the changes to our accumulated other comprehensive loss from December 31, 2011 to March 31, 2012:

	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2011	$(11.5)	$(31.0)	$(42.5)
Current period other comprehensive income	1.2	0.3	1.5
Ending balance at March 31, 2012	$(10.3)	$(30.7)	$(41.0)

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

We also have short-term and long-term debt obligations that contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%. Failure to comply with these covenants could result in an event of default which could result in the acceleration of outstanding debt obligations. At March 31, 2012, these covenants did not restrict the payment of any dividends beyond the amount restricted under our subsidiary requirements described above.

As of March 31, 2012, total restricted net assets were approximately $1,410.5 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was approximately $112.5 million at March 31, 2012.

We also have the option to defer interest payments on our outstanding Junior Subordinated Notes, from time to time, for one or more periods of up to ten consecutive years per period. During any period in which we defer interest payments, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on, any of our capital stock.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Capital Transactions with Subsidiaries

During the three months ended March 31, 2012, capital transactions with subsidiaries were as follows (in millions):

Subsidiary	Dividends To Parent	Return Of Capital To Parent	Equity Contributions From Parent
WPS	$26.4	$—	$40.0
WPS Investments, LLC *	16.7	—	3.4
MERC	—	15.0	—
IBS	—	3.0	—
MGU	—	6.0	—
UPPCO	—	2.5	8.5
Total	$43.1	$26.5	$51.9

*     WPS Investments, LLC is a consolidated subsidiary that is jointly owned by us, WPS, and UPPCO. At March 31, 2012, WPS and UPPCO had a 12.17% and 2.59% ownership interest, respectively. Distributions from WPS Investments, LLC are made to the owners based on their respective ownership percentages. During 2012, all equity contributions to WPS Investments, LLC were made solely by us.

NOTE 16—VARIABLE INTEREST ENTITIES

In 2011, ITF formed Integrys PTI CNG Fuels LLC as a joint venture with Paper Transport Inc. ITF and Paper Transport Inc. each own 50% of the joint venture. The joint venture was established to own and operate compressed natural gas fueling stations. The preferred source of capital funding for the joint venture will be loans from ITF. We determined that the joint venture is a variable interest entity and that ITF is the primary beneficiary, which requires us to consolidate the assets, liabilities, and statements of income of the joint venture. At March 31, 2012, and December 31, 2011, our variable interests in the joint venture included an insignificant equity investment and insignificant receivables. Our maximum exposure to loss as a result of this joint venture was not significant. The carrying amounts of Integrys PTI CNG Fuels LLC assets and liabilities included on our balance sheets were insignificant.

We have variable interests in two entities through power purchase agreements relating to the cost of fuel. One of these purchased power agreements reimburses an independent power producing entity for coal costs relating to purchased energy. There is no obligation to purchase energy under the agreement. This contract expires in 2014. The other agreement contains a tolling arrangement in which we supply the scheduled fuel and purchase capacity and energy from the facility. This contract expires in 2016. As of March 31, 2012, and December 31, 2011, we had approximately 517.5 megawatts of capacity available under these agreements. We evaluated each of these variable interest entities for possible consolidation. We considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity. For a variety of reasons, including qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that we do not have the power to direct the operations and maintenance of the facilities, we determined we are not the primary beneficiary of these variable interest entities. At March 31, 2012, and December 31, 2011, the assets and liabilities on the balance sheets that related to our involvement with these variable interest entities pertained to working capital accounts and represented the amounts we owed for current deliveries of power. We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. There is not a significant potential exposure to loss as a result of involvement with the variable interest entities.

NOTE 17—FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
Natural gas contracts	$—	$5.5	$—	$5.5
Financial transmission rights (FTRs)	—	—	1.0	1.0
Petroleum product contracts	0.4	—	—	0.4
Nonregulated Segments
Natural gas contracts	41.5	90.9	11.1	143.5
Electric contracts	61.3	96.8	14.1	172.2
Foreign exchange contracts	—	0.2	—	0.2
Total Risk Management Assets	$103.2	$193.4	$26.2	$322.8

Risk Management Liabilities
Utility Segments
Natural gas contracts	$1.6	$52.9	$—	$54.5
FTRs	—	—	0.1	0.1
Coal contract	—	—	13.4	13.4
Nonregulated Segments
Natural gas contracts	47.7	93.2	0.2	141.1
Electric contracts	81.2	183.4	36.0	300.6
Foreign exchange contracts	0.2	—	—	0.2
Total Risk Management Liabilities	$130.7	$329.5	$49.7	$509.9

	December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk Management Assets
Utility Segments
Natural gas contracts	$0.1	$9.1	$—	$9.2
FTRs	—	—	2.3	2.3
Petroleum product contracts	0.1	—	—	0.1
Nonregulated Segments
Natural gas contracts	50.7	104.1	8.7	163.5
Electric contracts	41.2	71.2	3.9	116.3
Foreign exchange contracts	—	0.2	—	0.2
Total Risk Management Assets	$92.1	$184.6	$14.9	$291.6

Risk Management Liabilities
Utility Segments
Natural gas contracts	$5.5	$39.2	$—	$44.7
FTRs	—	—	0.1	0.1
Coal contract	—	—	6.9	6.9
Nonregulated Segments
Natural gas contracts	55.0	105.6	0.4	161.0
Electric contracts	54.2	131.1	15.4	200.7
Foreign exchange contracts	0.2	—	—	0.2
Total Risk Management Liabilities	$114.9	$275.9	$22.8	$413.6

The risk management assets and liabilities listed in the tables include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. For more information on derivative instruments, see Note 3, “Risk Management Activities.”

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy:

Nonregulated Segments — Electric Contracts

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	(0.1)	$—	N/A	(2.4)
Transfers into Level 3 from	—	(5.0)	N/A	—	(5.4)	N/A

Nonregulated Segments — Natural Gas Contracts

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	1.3	$—	N/A	0.4
Transfers into Level 3 from	—	2.4	N/A	—	(0.1)	N/A

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

When possible, we base the valuations of our risk management assets and liabilities on quoted prices for identical assets in active markets. These valuations are classified in Level 1. The valuations of certain contracts include inputs related to market price risk (commodity or interest rate), price volatility (for option contracts), price correlation (for cross commodity contracts), probability of default, and time value. These inputs are available through multiple sources, including brokers and over-the-counter and online exchanges. Transactions valued using these inputs are classified in Level 2.

Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. The primary reasons for a Level 3 classification are as follows:

•                  While forward price curves may have been based on observable information, significant assumptions may have been made regarding monthly shaping and locational basis differentials.

•                  Certain transactions were valued using price curves that extended beyond an observable period. Assumptions were made to extrapolate prices from the last observable period through the end of the transaction term, primarily through the use of historically settled data or correlations to other locations.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.

We have established risk oversight committees whose primary responsibility includes directly or indirectly ensuring that all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our risk management department, which is part of the corporate treasury function. This group is separate and distinct from any of the trading functions within the organization. To validate the reasonableness of our fair value inputs, our risk management department compares changes in valuation and researches any significant differences in order to determine the underlying cause. Corrections to the fair value inputs are made if necessary.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at March 31, 2012. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative transaction to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
Utility Segments
FTRs	$1.0	$0.1	Market-based	Forward market prices ($/megawatt-month) (1)	170.36
Coal contract	—	13.4	Market-based	Forward market prices ($/ton) (2)	14.6 –15.1
Nonregulated Segments
Natural gas contracts	11.1	0.2	Market-based	Forward market prices ($/dekatherm) (3)	(0.04) –1.54
				Probability of default	11.62% - 50.99%
Electric contracts	14.1	36.0	Market-based	Forward market prices ($/megawatt-hours) (3)	(6.05) - 9.79
				Option volatilities (4)	19.99% - 59.51%
				Monthly curve shaping (5)	(15.03)% - (11.57)%

(1)	Represents forward market prices developed using historical cleared pricing data from MISO used in the valuation of FTRs.

(2)	Represents third-party forward market pricing used in the valuation of our coal contract.

(3)

Represents unobservable basis spreads developed using historical settled prices that are applied to observable market prices at various natural gas and electric locations, as well as unobservable adjustments made to extend observable market prices beyond the quoted period through the end of the transaction term.

(4)	Represents the range of volatilities used in the valuation of options.

(5)	Represents adjustments made to forward market price curves to disaggregate average prices of multiple periods into discrete monthly prices.

Significant changes in historical settlement prices, forward commodity prices, and option volatilities would result in a directionally similar significant change in fair value. Significant changes in probability of default would result in a significant directionally opposite change in fair value. Changes in the adjustments to prices related to monthly curve shaping would affect fair value differently depending on their direction.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended March 31, 2012	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$8.3	$(11.5)	$2.2	$(6.9)	$(7.9)
Net realized and unrealized gains (losses) included in earnings	4.1	(7.7)	0.5	—	(3.1)
Net unrealized (losses) gains recorded as regulatory assets or liabilities	—	—	0.1	(5.8)	(5.7)
Purchases	—	1.1	—	—	1.1
Sales	—	—	(0.1)	—	(0.1)
Settlements	(2.6)	1.1	(1.8)	(0.7)	(4.0)
Net transfers into Level 3	2.4	(5.0)	—	—	(2.6)
Net transfers out of Level 3	(1.3)	0.1	—	—	(1.2)
Balance at the end of the period	$10.9	$(21.9)	$0.9	$(13.4)	$(23.5)

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$4.1	$(7.7)	$—	$—	$(3.6)

Three Months Ended March 31, 2011	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$30.2	$(14.9)	$2.9	$2.5	$20.7
Net realized and unrealized gains (losses) included in earnings	4.0	(2.9)	0.1	—	1.2
Net unrealized losses recorded as regulatory assets or liabilities	—	—	(1.1)	(7.0)	(8.1)
Net unrealized losses included in other comprehensive loss	—	(0.7)	—	—	(0.7)
Purchases	—	0.3	—	—	0.3
Sales	—	—	(0.1)	—	(0.1)
Settlements	(15.2)	2.5	(0.8)	(0.4)	(13.9)
Net transfers into Level 3	(0.1)	(5.4)	—	—	(5.5)
Net transfers out of Level 3	(0.4)	2.4	—	—	2.0
Balance at the end of the period	$18.5	$(18.7)	$1.0	$(4.9)	$(4.1)

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$4.0	$(2.9)	$—	$—	$1.1

Unrealized gains and losses included in earnings related to Integrys Energy Services’ risk management assets and liabilities are recorded through nonregulated revenue on the statements of income. Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of sales, depending on the nature of the instrument. Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2012		December 31, 2011
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,122.1	$2,272.2	$2,122.0	$2,281.5
Preferred stock	51.1	50.9	51.1	51.8

The fair values of long-term debt instruments are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to us for debt of the same remaining maturity, without considering the effect of third-party credit enhancements. The fair values of preferred stock are estimated based on quoted market prices when available, or by using a perpetual dividend discount model. The fair values of long-term debt instruments and preferred stock are categorized within Level 2 of the fair value hierarchy.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount for each such item approximates fair value.

NOTE 18—ADVERTISING COSTS

At March 31, 2012, costs associated with certain natural gas and electric direct-response advertising campaigns at Integrys Energy Services were capitalized and reported as other long-term assets on the balance sheets. The capitalized costs result in probable future benefits and were incurred to solicit sales to customers who could be shown to have responded specifically to the advertising. The asset balances for each of the direct-response advertising cost pools are reviewed quarterly for impairment. Capitalized direct-response advertising costs, net of accumulated amortization, totaled $4.4 million as of March 31, 2012.

Direct-response advertising costs are amortized to operating and maintenance expense over the estimated period of benefit, which is approximately two years. The amortization of direct-response advertising costs was $1.0 million for the quarter ended March 31, 2012. There was no amortization of direct-response advertising costs for the quarter ended March 31, 2011.

We expense all advertising costs as incurred, except for those capitalized as direct-response advertising. Other advertising expense was $1.7 million and $1.9 million for the quarters ended March 31, 2012 and 2011, respectively.

NOTE 19—REGULATORY ENVIRONMENT

Wisconsin

2013 Rate Case

On March 30, 2012, WPS filed an application with the PSCW to increase retail electric and natural gas rates $85.1 million and $12.8 million, respectively, with rates proposed to be effective January 1, 2013. The filing includes a request for a 10.30% return on common equity and a common equity ratio of 52.37% in WPS’s regulatory capital structure. The proposed retail electric and natural gas rate increases for 2013 are primarily being driven by reduced sales, increased fuel costs to generate electricity, increased electric transmission costs, increased costs to maintain the integrity of natural gas pipelines, increased manufactured gas plant cleanup costs, and general inflation.

2012 Rates

On December 9, 2011, the PSCW issued a final written order for WPS, effective January 1, 2012. It authorized an electric rate increase of $8.1 million and required a natural gas rate decrease of $7.2 million. The electric rate increase was driven by projected increases in fuel and purchased power costs. However, to the extent that actual fuel and purchased power costs exceed a 2% price variance from costs included in rates, they will be deferred for recovery or refund in a future rate proceeding. The rate order allows for the netting of the 2010 electric decoupling under-collection with the 2011 electric decoupling over-collection, and reflects reduced contributions to the Focus on Energy Program. The rate order also allows for the deferral of direct Cross State Air Pollution Rule (CSAPR) compliance costs, including carrying costs. As of March 31, 2012, WPS deferred $1.3 million of costs related to CSAPR.

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

The order also addressed the new Wisconsin electric fuel rule, which was finalized on March 1, 2011. The new fuel rule was effective retroactive to January 1, 2011. It requires the deferral of under or over-collections of fuel and purchased power costs that exceed a 2% price variance from the cost of fuel and purchased power included in rates. Under or over-collections deferred in the current year will be recovered or refunded in a future rate proceeding.

Michigan

2012 UPPCO Rates

On December 20, 2011, the MPSC issued an order approving a settlement agreement for UPPCO authorizing a retail electric rate increase of $4.2 million, effective January 1, 2012. The new rates reflect a 10.20% return on common equity and a common equity ratio of 54.90% in UPPCO’s regulatory capital structure. The settlement required UPPCO to terminate its existing decoupling mechanism, effective December 31, 2011. Additionally, the settlement agreement states that if UPPCO files a rate case in 2013, the earliest effective date for new final rates or self-implemented rates is January 1, 2014. In April 2012, the State of Michigan Court of Appeals ruled in a Detroit Edison proceeding that the MPSC did not have authority to approve electric decoupling mechanisms. As a result of this ruling, UPPCO expensed $1.5 million in the first quarter of 2012 related to electric decoupling amounts previously deferred for regulatory recovery. It is unknown at this time whether the ruling will be appealed.

2011 UPPCO Rates

On December 21, 2010, the MPSC issued an order approving a settlement agreement for UPPCO authorizing a retail electric rate increase of $8.9 million, effective January 1, 2011. The new rates reflected a 10.30% return on common equity and a common equity ratio of 54.86% in UPPCO’s regulatory capital structure. The order required UPPCO to terminate its uncollectibles expense tracking mechanism after the close of December 2010 business, but retained the decoupling mechanism.

Illinois

2012 Rates

On January 10, 2012, the ICC issued a final order authorizing a retail natural gas rate increase of $57.8 million for PGL and $1.9 million for NSG, effective January 21, 2012. The rates for PGL reflect a 9.45% return on common equity and a common equity ratio of 49.00% in PGL’s regulatory capital structure. The rates for NSG reflect a 9.45% return on common equity and a common equity ratio of 50.00% in NSG’s regulatory capital structure. The rate order also approved a permanent decoupling mechanism. On February 23, 2012, the ICC rejected the rehearing requests filed by PGL, NSG, and certain interveners. Two interveners, including the Illinois Attorney General, filed appeals of the rate order, including the permanent decoupling mechanism.

The Illinois Attorney General filed a motion with the ICC to stay the implementation of the permanent decoupling mechanism or, in the alternative, make collections subject to refund. The ICC denied the motion. However, the ICC issued an amendatory order with unclear language directing PGL and NSG to identify funds, which would be due to them or customers absent a permanent decoupling mechanism, for potential distribution depending on the results of a final appellate court order. PGL, NSG, and the Illinois Attorney General each requested clarification from the ICC regarding this language, but the ICC has not yet ruled and has no deadline or obligation to do so. Under current Illinois precedent, a utility generally cannot be required to reverse amounts previously recovered or refunded prior to an appellate court decision overturning an ICC-approved rate. Generally, any reversal only applies to periods after an appellate court decision. Under the permanent decoupling mechanism, amounts deferred are subject to an annual reconciliation, with recoveries or refunds occurring in April through December of the following calendar year. We expect to recover or refund amounts deferred in 2012 beginning in April 2013. As of March 31, 2012, PGL recorded approximately $12 million and NSG recorded approximately $1 million under the permanent decoupling mechanism as regulatory assets pending future recovery. However, these amounts will change throughout the remainder of 2012 based on actual customer usage. At this time, management believes recovery is probable; however, depending on the nature and timing of any appellate court decision, the ability to ultimately recover or refund amounts under decoupling could be affected. In addition, an appeal of the pilot decoupling order, which was effective March 2008 through February 2012, is pending and, depending on the outcome, could impact the permanent decoupling mechanism.

Rider ICR

On January 21, 2010, the ICC approved a rider mechanism for PGL to earn a return on and recover the costs, above an annual baseline, of the AMRP through a special charge on customers’ bills, known as Rider ICR. The AMRP is a 20-year project that began in 2011 under which PGL is replacing its cast iron and ductile iron pipes with steel and polyethylene pipes. In June 2010, the ICC issued a rehearing order approving PGL’s proposed baseline of $45.28 million with an annual escalation factor. Recovery of costs for the AMRP became effective on April 1, 2011. On September 30, 2011, the Illinois Appellate Court, First District, reversed the ICC’s approval of Rider ICR, concluding it was improper single issue ratemaking. PGL and the ICC filed for leave to appeal with the Illinois Supreme Court, but their requests were denied. In March 2012, the Illinois Appellate Court remanded the matter to the ICC for further proceeding consistent with its September 30, 2011 decision. As a result, it is possible that the ICC may require PGL to refund amounts previously collected from customers under Rider ICR related to deliveries on or after September 30, 2011.

2009 Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law. Under SB 1918, PGL and NSG filed a bad debt rider with the ICC in September 2009 to recover or refund the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year. The ICC approved the rider in February 2010. SB 1918 also requires a percentage of income payment plan for low-income utility customers, which became a permanent program in the fourth quarter of 2011. Additionally, SB 1918 requires an energy efficiency program to meet specified energy efficiency standards, which the ICC approved in May 2011. The first program year began in  June 2011. Finally, SB 1918 requires an on-bill financing program that PGL and NSG will operate with their energy efficiency program. The program began in October 2011 and allows certain residential customers to borrow funds from a third-party lender to invest in energy saving measures and to pay the funds back over time through a charge on their utility bill.

Minnesota

2011 Rates

On November 30, 2010, MERC filed an application with the MPUC to increase retail natural gas rates by $15.2 million. The filing includes a request for an 11.25% return on common equity and a common equity ratio of 50.20% in MERC’s regulatory capital structure. On January 28, 2011, the MPUC approved an interim rate order authorizing MERC a retail natural gas rate increase of $7.5 million, effective February 1, 2011. The interim rates reflect a 10.21% return on common equity and a common equity ratio of 50.20% in MERC’s regulatory capital structure. On April 2, 2012, the Administrative Law Judge filed a proposed order to increase retail natural gas rates by $10.7 million. The proposed order includes a 9.41% return on common equity and a common equity ratio of 50.48% in MERC’s regulatory capital structure. The interim rate increase is subject to refund pending the final rate order, which is expected in the second half of 2012.

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

As of March 31, 2012, Integrys Energy Services expected to receive future refunds of $3.8 million. Once the orders on compliance filings are issued, refunds will be made. Any refunds will include interest for the period from payment to refund.

NOTE 20—SEGMENTS OF BUSINESS

At March 31, 2012, we reported five segments, which are described below.

•	The natural gas utility segment includes the regulated natural gas utility operations of WPS, PGL, NSG, MERC, and MGU.
•	The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.
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

•

The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PELLC holding company, along with any nonutility activities at WPS, UPPCO, PGL, NSG, MERC, MGU, and IBS. The operations of ITF were included in this segment beginning on September 1, 2011, when we acquired Trillium USA and Pinnacle CNG Systems.

The tables below present information related to our reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended March 31, 2012
External revenues	$664.0	$307.0	$—	$971.0	$272.8	$7.5	$—	$1,251.3
Intersegment revenues	1.7	—	—	1.7	0.2	0.7	(2.6)	—
Depreciation and amortization expense	32.4	22.0	—	54.4	2.9	5.5	(0.1)	62.7
Earnings in equity method investments	—	—	20.8	20.8	0.1	0.2	—	21.1
Miscellaneous income	0.2	0.1	—	0.3	0.6	5.7	(4.2)	2.4
Interest expense	12.0	9.2	—	21.2	0.6	12.9	(4.2)	30.5
Provision (benefit) for income taxes	51.5	10.2	7.5	69.2	(12.9)	(9.5)	—	46.8
Net income (loss) from continuing operations	78.7	25.0	13.3	117.0	(20.1)	0.9	—	97.8
Discontinued operations	—	—	—	—	—	1.9	—	1.9
Preferred stock dividends of subsidiary	(0.1)	(0.7)	—	(0.8)	—	—	—	(0.8)
Net income (loss) attributed to common shareholders	78.6	24.3	13.3	116.2	(20.1)	2.8	—	98.9

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2011
External revenues	$851.3	$317.4	$—	$1,168.7	$455.2	$3.2	$—	$1,627.1
Intersegment revenues	2.1	5.2	—	7.3	0.3	0.4	(8.0)	—
Depreciation and amortization expense	31.2	22.1	—	53.3	3.3	5.8	(0.1)	62.3
Earnings in equity method investments	—	—	19.2	19.2	—	0.2	—	19.4
Miscellaneous income	0.1	0.3	—	0.4	0.9	6.0	(5.5)	1.8
Interest expense	12.4	12.0	—	24.4	0.5	15.4	(5.5)	34.8
Provision (benefit) for income taxes	52.2	11.8	7.8	71.8	5.6	(5.7)	—	71.7
Net income (loss) from continuing operations	77.4	25.7	11.4	114.5	10.7	(1.8)	—	123.4
Discontinued operations	—	—	—	—	0.1	—	—	0.1
Preferred stock dividends of subsidiary	(0.2)	(0.6)	—	(0.8)	—	—	—	(0.8)
Net income (loss) attributed to common shareholders	77.2	25.1	11.4	113.7	10.8	(1.8)	—	122.7

NOTE 21—NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

We adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  The amendments change the wording used to describe the requirements for measuring fair value and also require new disclosures about fair value measurements. The amendments also clarify the intent concerning the application of existing fair value measurement requirements. Adoption of this new guidance resulted in new disclosures in Note 17, “Fair Value,” but did not affect our fair value measurements.

We adopted ASU 2011-05, “Presentation of Comprehensive Income,” and ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The guidance requires that the total of comprehensive income, the components of net income, and the components of OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to include a separate statement of comprehensive income.

ASU 2011-08, “Testing Goodwill for Impairment,” was effective January 1, 2012. The amendments give companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, the quantitative impairment test is required. Otherwise, a company can bypass the quantitative impairment test. Adoption of this guidance did not have an impact on our financial statements in the first quarter of 2012.

Recently Issued Accounting Guidance Not Yet Effective

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2011.

SUMMARY

We are a diversified energy holding company with regulated natural gas and electric utility operations (serving customers in Illinois, Michigan, Minnesota, and Wisconsin), an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois), and nonregulated energy operations.

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended		Change in
	March 31		2012 Over
(Millions, except per share amounts)	2012	2011	2011

Natural gas utility operations	$78.6	$77.2	1.8%
Electric utility operations	24.3	25.1	(3.2)%
Electric transmission investment	13.3	11.4	16.7%
Integrys Energy Services’ operations	(20.1)	10.8	N/A
Holding company and other operations	2.8	(1.8)	N/A

Net income attributed to common shareholders	$98.9	$122.7	(19.4)%

Basic earnings per share	$1.26	$1.57	(19.7)%
Diluted earnings per share	$1.25	$1.56	(19.9)%

Average shares of common stock
Basic	78.6	78.3	0.4%
Diluted	79.2	78.6	0.8%

First Quarter 2012 Compared with First Quarter 2011

Our 2012 first quarter earnings were $98.9 million, compared with 2011 first quarter earnings of $122.7 million. The $23.8 million decrease in earnings was driven by:

•                  A $25.5 million after-tax non-cash decrease in Integrys Energy Services’ margins related to derivative and inventory fair value adjustments.

•                  A $5.5 million after-tax decrease in Integrys Energy Services’ realized margins.

•                  A $3.2 million after-tax decrease in electric utility margins, driven by a decrease in wholesale margins due to lower sales volumes, as well as the write-off of UPPCO’s net regulatory asset related to decoupling.

These decreases were partially offset by:

•      A $5.9 million increase from the remeasurement of unrecognized tax benefit liabilities.

•      A $2.6 million after-tax decrease in interest expense, driven by lower average outstanding long-term debt in 2012.

Regulated Natural Gas Utility Segment Operations

			Change in
	Three Months Ended March 31		2012 Over
(Millions, except heating degree days)	2012	2011	2011

Revenues	$665.7	$853.4	(22.0)%
Purchased natural gas costs	346.5	531.1	(34.8)%
Margins	319.2	322.3	(1.0)%

Operating and maintenance expense	135.3	139.8	(3.2)%
Depreciation and amortization expense	32.4	31.2	3.8%
Taxes other than income taxes	9.5	9.4	1.1%

Operating income	142.0	141.9	0.1%

Miscellaneous income	0.2	0.1	100.0%
Interest expense	(12.0)	(12.4)	(3.2)%
Other expense	(11.8)	(12.3)	(4.1)%

Income before taxes	$130.2	$129.6	0.5%

Retail throughput in therms
Residential	606.4	782.4	(22.5)%
Commercial and industrial	183.4	238.4	(23.1)%
Other	18.7	21.5	(13.0)%
Total retail throughput in therms	808.5	1,042.3	(22.4)%

Transport throughput in therms
Residential	87.1	114.5	(23.9)%
Commercial and industrial	476.7	536.7	(11.2)%
Total transport throughput in therms	563.8	651.2	(13.4)%

Total throughput in therms	1,372.3	1,693.5	(19.0)%

Weather
Average heating degree days	2,589	3,562	(27.3)%

First Quarter 2012 Compared with First Quarter 2011

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less purchased natural gas costs. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 16% decrease in the average per-unit cost of natural gas sold during the first quarter of 2012, which had no impact on margins.

Regulated natural gas utility segment margins decreased $3.1 million, driven by:

•      An approximate $9 million net decrease in margins as a result of a 19.0% decrease in volumes sold.

•                  Warmer weather during the first quarter of 2012, as shown by the 27.3% decrease in heating degree days, drove an approximate $53 million decrease in margins.

•                  Higher sales volumes excluding the impact of weather resulted in an approximate $10 million increase in margins. This increase was due to a combination of both higher use per customer and higher average customer counts, which we primarily attribute to improved economic conditions for certain customers.

•                  The net margin decrease due to sales volumes was partially offset by an approximate $34 million quarter-over-quarter increase in decoupling recovery at certain natural gas utilities. Although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all jurisdictions or customers. During 2012, decoupling lessened the negative impact from some of the decreased sales volumes through higher future recoveries from customers. During 2011, decoupling lessened the positive impact from some of the increased sales volumes through higher future refunds to customers.

•                  An approximate $3 million decrease in margins related to certain riders at PGL and NSG. Higher regulatory refunds and lower regulatory recoveries under these riders are offset by equal decreases in operating and maintenance expense, resulting in no impact on earnings.

•                  We recovered approximately $4 million less for environmental cleanup costs at our former manufactured gas plant sites in 2012. The lower recovery reflects a pass-through to our customers in rates of an environmental settlement received from a potentially responsible party’s performance and payment bond. See Note 11, “Commitment and Contingencies,” for more information about the manufactured gas plant sites.

•                  We refunded approximately $1 million more to customers under bad debt riders in 2012. See Note 19, “Regulatory Environment,” for more information.

•                  We billed approximately $2 million more to customers for energy efficiency programs in 2012. See Note 19, “Regulatory Environment,” for more information.

The decrease in margins was partially offset by:

•                  An approximate $10 million net increase in margins from rate orders. See Note 19, “Regulatory Environment,” for more information on these rate orders.

•                  The rate increase at PGL, effective January 21, 2012, and other impacts of rate design, had an approximate $14 million positive impact on margins.

•                  A reduction in rates at WPS, effective January 1, 2012, resulted in an approximate $3 million negative impact on margins. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions is offset by lower operating expenses, resulting in no impact on earnings.

Operating Income

Operating income at the regulated natural gas utility segment increased $0.1 million. This increase was primarily driven by a $4.5 million decrease in operating and maintenance expenses, partially offset by the $3.1 million decrease in margins discussed above and a $1.2 million increase in depreciation and amortization expense.

The decrease in operating and maintenance expenses primarily related to:

•                  A $3.5 million decrease in employee benefit expenses, primarily driven by lower postretirement and employee health care costs. Lower postretirement expenses were driven by an increase in plan assets due to contributions to our trust. Lower employee health claims experience contributed to the decrease in employee health care costs.

•                  An approximate $3 million net decrease due to higher amortization of regulatory liabilities related to bad debt riders, lower amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites, and an increase in expense and regulatory liabilities related to energy efficiency programs, all at PGL and NSG. Margins decreased by an equal amount, resulting in no impact on earnings.

•                  A $2.9 million decrease in energy efficiency program expenses related to WPS’s Focus on Energy Program and MERC’s conservation improvement program. Costs for both programs are recovered in rates, resulting in no impact on earnings.

•                  A $1.8 million decrease in injuries and damages expense resulting from a large number of claims accrued in the first quarter of 2011.

•                  A $1.7 million decrease in bad debt expense, driven by a new cost of gas component included as part of PGL’s and NSG’s bad debt expense tracking mechanisms. The change in the bad debt mechanisms was approved in PGL’s and NSG’s most recent rate orders, effective January 21, 2012. As a result of this component, bad debt expense was partially impacted by lower natural gas costs in 2012 and the decrease in volumes related to warmer weather discussed above.

•                  These decreases were partially offset by a $7.4 million increase in natural gas distribution costs. Costs associated with permits, restoration, transportation, and other miscellaneous distribution costs contributed to the increase.

Regulated Electric Utility Segment Operations

			Change in
	Three Months Ended March 31		2012 Over
(Millions, except degree days)	2012	2011	2011

Revenues	$307.0	$322.6	(4.8)%
Fuel and purchased power costs	127.5	137.8	(7.5)%
Margins	179.5	184.8	(2.9)%

Operating and maintenance expense	100.3	101.2	(0.9)%
Depreciation and amortization expense	22.0	22.1	(0.5)%
Taxes other than income taxes	12.9	12.3	4.9%

Operating income	44.3	49.2	(10.0)%

Miscellaneous income	0.1	0.3	(66.7)%
Interest expense	(9.2)	(12.0)	(23.3)%
Other expense	(9.1)	(11.7)	(22.2)%

Income before taxes	$35.2	$37.5	(6.1)%

Sales in kilowatt-hours
Residential	775.2	814.3	(4.8)%
Commercial and industrial	2,087.8	2,053.2	1.7%
Wholesale	1,023.5	1,062.2	(3.6)%
Other	10.9	11.0	(0.9)%
Total sales in kilowatt-hours	3,897.4	3,940.7	(1.1)%

Weather
WPS:
Heating degree days	2,864	3,892	(26.4)%
Cooling degree days	11	—	N/A

UPPCO:
Heating degree days	3,282	4,108	(20.1)%

First Quarter 2012 Compared with First Quarter 2011

Margins

Electric margins are defined as electric operating revenues less fuel and purchased power costs. Management believes that electric utility margins provide a more meaningful basis for evaluating electric utility operations than electric operating revenues. To the extent changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in operating revenues.

Regulated electric utility segment margins decreased $5.3 million, driven by:

•                  An approximate $3 million decrease in margins due to impacts from the WPS 2012 rate case re-opener. The PSCW approved a rate increase effective January 1, 2012. The rate increase was driven by anticipated increases in fuel and purchased power costs that did not materialize. Under the fuel rules, WPS deferred a portion of the difference between the costs included in rates and the actual fuel costs. This portion will be refunded to customers. Excluding the impact from fuel and purchased power costs, the 2012 rate case re-opener resulted in a rate decrease. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions to the Focus on Energy Program was offset by lower operating expenses due to reduced payments to the program in 2012.

•                  An approximate $2 million decrease in wholesale margins, driven by a decrease in sales volumes. The decrease was primarily due to the loss of wholesale customers and a reduction in sales to one large customer.

•                  A $1.5 million decrease in margins due to the write-off of UPPCO’s net regulatory asset related to its 2010 and 2011 decoupling deferrals. The write-off was the result of the Michigan Court of Appeals ruling in a Detroit Edison case which held that the MPSC did not have the authority to approve electric decoupling mechanisms.

•                  These decreases were partially offset by:

•                  An approximate $1 million increase in margins due to a retail electric rate increase at UPPCO, effective January 1, 2012.

•                  An approximate $1 million increase in margins from large commercial and industrial customers due to a 4.1% increase in sales volumes. We primarily attribute this increase to improved economic conditions.

Operating Income

Operating income at the regulated electric utility segment decreased $4.9 million. The decrease was driven by the $5.3 million decrease in margins, partially offset by a $0.4 million decrease in operating expenses. The decrease in operating expenses was driven by:

•                  A $2.8 million decrease in customer assistance expense related to payments made to the Focus on Energy Program. These payments are recovered in rates, resulting in no impact on earnings.

•                  This decrease was partially offset by:

•                  A $1.5 million increase in employee benefit expenses.

•                  A $0.6 million increase in taxes other than income taxes, driven by increases in property taxes and payroll taxes.

Other Expense

Other expense decreased $2.6 million, driven by a decrease in interest expense due to the maturity and repayment of $150 million of long-term debt at WPS in August 2011.

Electric Transmission Investment Segment Operations

First Quarter 2012 Compared with First Quarter 2011

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $1.6 million. The increase resulted from higher earnings related to our approximate 34% ownership interest in ATC. We earn higher returns each year as ATC continues to increase its rate base by investing in transmission equipment and facilities for improved reliability and economic benefits for customers.

Integrys Energy Services Nonregulated Segment Operations

	Three Months Ended March 31		Change in 2012 over
(Millions, except natural gas sales volumes)	2012	2011	2011

Revenues	$273.0	$455.5	(40.1)%
Cost of sales	271.7	402.5	(32.5)%
Margins	1.3	53.0	(97.5)%
Margin Detail
Realized retail electric margins	16.9	20.3	(16.7)%
Realized wholesale electric margins (1)	(0.5)	(0.3)	66.7%
Realized energy asset margins	5.1	7.3	(30.1)%
Fair value accounting adjustments	(43.5)	10.0	N/A
Electric and other margins	(22.0)	37.3	N/A
Realized retail natural gas margins	23.5	23.5	—
Realized wholesale natural gas margins (1)	(0.6)	2.8	N/A
Lower-of-cost-or-market inventory adjustments	1.6	0.1	1,500.0%
Fair value accounting adjustments	(1.2)	(10.7)	(88.8)%
Natural gas margins	23.3	15.7	48.4%

Operating and maintenance expense	29.2	32.0	(8.8)%
Depreciation and amortization	2.9	3.3	(12.1)%
Taxes other than income taxes	2.3	1.8	27.8%
Operating (loss) income	(33.1)	15.9	N/A

Miscellaneous income	0.7	0.9	(22.2)%
Interest expense	(0.6)	(0.5)	20.0%
Other income	0.1	0.4	(75.0)%

(Loss) income before taxes	$(33.0)	$16.3	N/A

Physically settled volumes
Retail electric sales volumes in kwh	2,918.9	2,952.5	(1.1)%
Wholesale assets and distributed solar electric sales volumes in kwh (2)	88.9	72.6	22.5%
Retail natural gas sales volumes in bcf	43.8	48.5	(9.7)%

kwh — kilowatt-hours

bcf — billion cubic feet

(1)          Realized wholesale activity relates to remaining contracts for which offsetting positions were entered into.

(2)          The volumes related to the remaining wholesale electric contracts are not significant.

First Quarter 2012 Compared with First Quarter 2011

Revenues

Revenues decreased $182.5 million, driven by lower quarter-over-quarter average commodity prices.

Margins

Integrys Energy Services’ margins decreased $51.7 million. The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Realized retail electric margins

Realized retail electric margins decreased $3.4 million. The decrease was driven by the expiration at the end of 2011 of several large, lower-margin customer contracts in the Illinois market.

Realized energy asset margins

Realized energy asset margins decreased $2.2 million. The decrease was primarily due to the expiration of a long-term capacity contract in the fourth quarter of 2011.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $53.5 million decrease in electric margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts. These adjustments will reverse in future periods as contracts settle.

Natural Gas Margins

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market. When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value. These write-downs result in higher margins in future periods as the inventory that was written down is sold. The $1.5 million quarter-over-quarter increase in margins from inventory adjustments was driven by a higher volume of inventory withdrawn from storage for which write-downs had previously been recorded.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $9.5 million increase in natural gas margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts. These adjustments will reverse in future periods as contracts settle.

Operating (Loss) Income

Integrys Energy Services’ operating income decreased $49.0 million. The main driver of the decrease was the $51.7 million decrease in margins discussed above, partially offset by a $2.8 million decrease in operating and maintenance expenses driven by a $2.9 million decrease in employee benefit expenses.

Holding Company and Other Segment Operations

			Change in
	Three Months Ended March 31		2012 over
(Millions)	2012	2011	2011

Operating income (loss)	$(1.6)	$1.7	N/A
Other expense	(7.0)	(9.2)	(23.9)%

Net loss before taxes	$(8.6)	$(7.5)	14.7%

First Quarter 2012 Compared with First Quarter 2011

Operating Income (Loss)

Operating income at the holding company and other segment decreased $3.3 million in 2012. The decrease was driven partially by operating losses of $1.7 million at ITF, a subsidiary formed in September 2011 to hold our compressed natural gas businesses. Lower intercompany fees of $1.4 million charged by the holding company to Integrys Energy Services, related to lower interest charges and decreased use of an intercompany credit agreement, also contributed to the decrease in operating income.

Other Expense

Other expense at the holding company and other segment decreased $2.2 million in 2012. Interest expense on long-term debt decreased, driven by lower average outstanding long-term debt in 2012.

Provision for Income Taxes

	Three Months Ended March 31
	2012	2011

Effective Tax Rate	32.4%	36.8%

First Quarter 2012 Compared with First Quarter 2011

Our effective tax rate decreased in the first quarter of 2012. This decrease primarily related to a remeasurement of our unrecognized tax benefit liability that better reflects how the underlying uncertain tax positions are resolving themselves in various taxing jurisdictions.

Discontinued Operations

First Quarter 2012 Compared with First Quarter 2011

Income from discontinued operations, net of tax, increased $1.8 million in 2012. During the first quarter of 2012, we recorded an after-tax gain in discontinued operations at the holding company and other segment when we remeasured an unrecognized tax benefit liability that better reflects how the underlying uncertain tax positions are resolving themselves in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate resources to fund ongoing operations and future capital expenditures. These resources include our cash balances, liquid assets, operating cash flows, access to equity and debt capital markets, and available borrowing capacity under existing credit facilities. Our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies, as well as the market rates for interest. Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.

Operating Cash Flows

During the quarter ended March 31, 2012, net cash provided by operating activities was $225.8 million, compared with $395.5 million for the same quarter in 2011. The $169.7 million decrease in net cash provided by operating activities was largely driven by:

•                  A $140.2 million increase in contributions to pension and other postretirement benefit plans.

•                  A decrease in net income, adjusted for non-cash items.

•                  Partially offsetting these decreases was a quarter-over-quarter net increase in cash provided by working capital of $6.3 million. This increase was primarily due to the following:

•                  A $49.9 million decrease in accounts receivable and accrued unbilled revenues in 2012, compared to a $50.1 million increase in 2011. The change was driven by the warmer quarter-over-quarter weather and the decline in natural gas prices that occurred in the first quarter of 2012.

•                  A positive impact from an $18.7 million increase in other current liabilities in 2012, compared with a $26.0 million decrease in other current liabilities in 2011. This change was driven by increases in 2012 in PGL’s and NSG’s liabilities related to natural gas costs refundable through rate adjustments versus decreases in these liabilities in 2011.

•                  A $26.2 million positive impact from a quarter-over-quarter decrease in other current assets. The change was driven by higher tax refunds accrued in 2011, compared with 2012, primarily due to 100% bonus depreciation and increased tax deductions for pension funding in 2011. In addition, we received federal and state income tax refunds in the first quarter of 2012.

•                  These increases in cash provided by working capital were partially offset by a $53.6 million quarter-over-quarter increase in cash used for accounts payable, a $20.0 million quarter-over-quarter decrease in cash generated from inventory, and an $82.5 million quarter-over-quarter decrease in the temporary LIFO liquidation credit, all of which were driven by the warmer weather and the decline in natural gas prices that occurred in the first quarter of 2012.

Investing Cash Flows

Net cash used for investing activities was $136.7 million during the quarter ended March 31, 2012, compared with $56.2 million for the same quarter in 2011. The $80.5 million increase in net cash used for investing activities was primarily due to a $71.8 million increase in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2012	2011	Change
Electric utility	$30.8	$20.7	$10.1
Natural gas utility	78.9	26.6	52.3
Integrys Energy Services	8.2	1.2	7.0
Holding company and other	5.1	2.7	2.4
Integrys Energy Group consolidated	$123.0	$51.2	$71.8

The increase in capital expenditures at the natural gas utility segment for the quarter ended March 31, 2012, compared with March 31, 2011, was primarily a result of the AMRP at PGL. The increase in capital expenditures at the electric utility segment was driven by various projects at the Columbia plant in 2012, partially offset by the purchase of a previous joint owner’s interest in a combustion turbine in 2011.

Financing Cash Flows

Net cash used for financing activities was $74.9 million during the quarter ended March 31, 2012, compared with $323.0 million for the same quarter in 2011. The $248.1 million decrease in net cash used for financing activities was driven by:

•                  The repayment of $325.0 million of long-term debt in 2011.

•                  Partially offsetting this decrease in net cash used was a $55.7 million decrease in cash received from net short-term borrowings.

Significant Financing Activities

For information on short-term debt, see Note 8, “Short-Term Debt and Lines of Credit.”

For information on the issuance and redemption of long-term debt in 2012, see Note 9, “Long-Term Debt.”

From February 11, 2010 through April 30, 2011, we issued new shares of common stock to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans. Beginning May 1, 2011, shares were purchased on the open market to meet the requirements of these plans.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2012, including those of our subsidiaries.

		Payments Due By Period
(Millions)	Total Amounts Committed	2012	2013 to 2014	2015 to 2016	2017 and Thereafter

Long-term debt principal and interest payments (1)	$2,948.1	$330.8	$581.0	$633.9	$1,402.4
Operating lease obligations	80.5	6.3	14.0	8.3	51.9
Commodity purchase obligations (2)	2,461.2	487.7	726.3	338.9	908.3
Purchase orders (3)	536.1	534.2	1.9	—	—
Capital contributions to equity method investment	5.1	5.1	—	—	—
Pension and other postretirement funding obligations (4)	574.1	42.9	201.2	60.0	270.0
Total contractual cash obligations	$6,605.1	$1,407.0	$1,524.4	$1,041.1	$2,632.6

(1)          Represents bonds and notes issued, as well as loans made to us and our subsidiaries. We record all principal obligations on the balance sheet. For purposes of this table, it is assumed that the current interest rates on variable rate debt will remain in effect until the debt matures.

(2)          Energy and related commodity supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy and related products to customers; therefore, these costs will be recovered as customer sales contracts settle. The utility subsidiaries expect to recover the costs of their contracts in future customer rates.

(3)          Includes obligations related to normal business operations and large construction obligations.

(4)          Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2014.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $608.1 million at March 31, 2012, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 11, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect any payments for the March 31, 2012, liability of $19.7 million related to unrecognized tax benefits, as the amount and timing of the payments are uncertain. See Note 10, “Income Taxes,” for more information on unrecognized tax benefits.

Capital Requirements

As of March 31, 2012, our subsidiaries’ capital expenditures for the three-year period 2012 through 2014 were expected to be as follows:

(Millions)
WPS
Environmental projects	$511
Electric and natural gas distribution projects	201
Electric and natural gas delivery and customer service projects	64
Other projects	176

UPPCO
Repairs and safety measures at hydroelectric facilities	16
Other projects	32

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	35

MERC
Natural gas pipe distribution system and other projects	53

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	876

NSG
Natural gas pipe distribution system and other projects	85

Integrys Energy Services
Solar and other projects	99

IBS
Corporate or shared services software and infrastructure projects	96

ITF
Compressed natural gas fueling stations	71
Total capital expenditures	$2,315

We expect to provide capital contributions to INDU Solar Holdings, LLC, (not included in the above table) of approximately $45 million in 2012.

We expect to provide capital contributions to ATC (not included in the above table) of approximately $19 million from 2012 through 2014.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates, depending on a number of factors. These factors include, but are not limited to, industry restructuring, environmental requirements, regulatory constraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends.

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

At March 31, 2012, we and each of our subsidiaries were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 8, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements. See Note 9, “Long-Term Debt,” for more information on long-term debt.

Other Future Considerations

Decoupling

In certain jurisdictions, decoupling mechanisms have been implemented. These mechanisms differ state by state and allow utilities to adjust future rates to recover or refund all or a portion of the differences between actual and authorized margin.

•                  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008. In the PGL and NSG rate order approved on January 10, 2012, the ICC made the decoupling mechanism (based on total margin, excluding fixed charges) permanent for both companies. Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC’s approval of both the pilot program and the permanent decoupling mechanism. PGL and NSG actively support the ICC’s decision to approve decoupling. The Illinois Attorney General filed a motion with the ICC to stay the implementation of the permanent decoupling mechanism or, in the alternative, make collections subject to refund. The ICC denied the motion. However, the ICC issued an amendatory order with unclear language directing PGL and NSG to identify funds, which would be due to them or customers absent a permanent decoupling mechanism, for potential distribution depending on the results of a final appellate court order. PGL, NSG, and the Illinois Attorney General each requested clarification from the ICC regarding this language, but the ICC has not yet ruled and has no deadline or obligation to do so. Under current Illinois precedent, a utility generally cannot be required to reverse amounts previously recovered or refunded prior to an appellate court decision overturning an ICC-approved rate. Generally, any reversal only applies to periods after an appellate court decision. Under the permanent decoupling mechanism, amounts deferred are subject to an annual reconciliation, with recoveries or refunds occurring in April through December of the following calendar year. We expect to recover or refund amounts deferred in 2012 beginning in April 2013. As of March 31, 2012, PGL recorded approximately $12 million and NSG recorded approximately $1 million under the permanent decoupling mechanism as regulatory assets pending future recovery. However, these amounts will change throughout the remainder of 2012 based on actual customer usage. At this time, management believes recovery is probable; however, depending on the nature and timing of any appellate court decision, the ability to ultimately recover or refund amounts under decoupling could be affected. In addition, an appeal of the pilot decoupling order is pending and, depending on the outcome, could impact the permanent decoupling mechanism.

•                  Decoupling for natural gas and electric residential and small commercial and industrial sales was approved by the PSCW on a four-year trial basis for WPS, effective January 1, 2009, and ending on December 31, 2012. The mechanism does not adjust for variations in volumes resulting from changes in customer count compared to rate case levels, nor does it cover all customer classes. This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate order. Decoupling for 2012 and beyond is currently being addressed in WPS’s 2013 rate case filing.

•                  Decoupling for UPPCO was approved for the majority of customer classes by the MPSC, effective January 1, 2010, and ended on December 31, 2011. However, in April 2012, the State of Michigan Court of Appeals ruled in a Detroit Edison proceeding that the MPSC did not have authority to approve electric decoupling mechanisms. As a result of this ruling, we expensed $1.5 million in the first quarter of 2012 related to electric decoupling amounts previously deferred for regulatory recovery at UPPCO. It is unknown at this time whether the ruling will be appealed. The MPSC opened a docket seeking comments regarding (1) the impact of the Court of Appeals decision on each of the affected utilities and their customers, and (2) opinions concerning the future, if any, of the use of electric decoupling mechanisms in Michigan.

•                  The MPSC granted an order, effective January 1, 2010, approving a decoupling mechanism for MGU that covers residential and small commercial and industrial customers. The decoupling mechanism does not adjust for weather-related usage, nor does it adjust for variations in volumes resulting from changes in customer count compared to rate case levels. The decoupling mechanism does not cover all customer classes. The Court of Appeals ruling discussed above did not affect MGU’s decoupling mechanism because it did not apply to natural gas.

•                  In Minnesota, MERC proposed a decoupling mechanism in its November 30, 2010 general rate case filing, which was recommended in the Administrative Law Judge’s proposed order on April 2, 2012. A final order is expected in the second half of 2012.

See Note 19, “Regulatory Environment,” for more information.

Climate Change

The EPA began regulating greenhouse gas emissions under the Clean Air Act in January 2011 by applying the Best Available Control Technology (BACT) requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters. Technology to remove and sequester greenhouse gas emissions is not commercially available at scale. Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment. In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions. The standards would apply to new and modified, as well as existing, electric utility steam generating units. On March 27, 2012, the EPA issued a proposed rule that would impose a carbon dioxide emission rate limit on new electric generating units. The proposed limit may prevent the construction of new coal units until technology becomes commercially available. The EPA planned to propose performance standards for existing units in 2011 and finalize them in 2012; however, that proposal has been delayed.

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

Beginning in 2013, a provision of HCR will eliminate the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy. As a result, we eliminated $11.8 million of our deferred tax asset related to postretirement benefits in 2010. Of this amount, $10.8 million flowed through to net income as a component of income tax expense in 2010. The remaining $1.0 million was deferred for regulatory recovery at UPPCO. An additional $1.5 million was expensed in June 2011 for deferred income taxes related to a Wisconsin tax law change. In the fourth quarter of 2011, PGL and NSG recorded a regulatory asset of $5.8 million, reversing amounts previously expensed in 2010, as PGL and NSG were authorized recovery of these amounts in the rate order approved on January 10, 2012. In addition, WPS was authorized recovery in February 2012 for the portion related to its Michigan operations that was previously expensed in 2010. We have sought rate recovery for the remaining $5.9 million of income tax expense that relates to this tax law change associated with our regulated operations. If recovery in rates becomes probable in Wisconsin, income tax expense will be reduced in that period. We are not currently able to predict how much of the remaining portion, if any, will be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits and the broadening of plan eligibility requirements. It also includes the elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes. We successfully participated in the Early Retiree Reinsurance Program through the third quarter of 2011. Following the submission of our fourth quarter 2011 claim, we were informed that the program fund had been depleted and, as such, we are not anticipating any future funding.

Major provisions of HCR are currently being challenged and are under review by the United States Supreme Court. The Supreme Court is expected to rule on this matter in the second quarter of 2012. Until then, key provisions of HCR remain uncertain. We continue to assess the extent to which the provisions of the new law will affect our future health care and related employee benefit plan costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010. However, significant rulings essential to its framework still remain outstanding. Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements. Since final rules for some of the most key elements relating to derivatives continue to be delayed, it is difficult to predict when the rules will be finalized at this time. We are monitoring developments related to this act and their potential impacts on our future financial results.

Federal Tax Law Changes

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the investment tax credit or production tax credit for certain renewable energy investments. In September 2010, President Obama signed into law the Small Business Jobs Act of 2010. This act includes tax incentives that affect us, such as an extension to bonus depreciation and changes to listed property. We anticipate that these tax law changes will likely result in $140.0 million to $240.0 million of reduced cash payments for taxes during 2012. These tax incentives may also reduce utility rate base and, thus, future earnings relative to prior expectations. We have primarily used the proceeds from these incentives to make incremental contributions to our various employee benefit plans. In addition, these tax incentives have helped reduce our financing needs.

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

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes and have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011, are still current and that there have been no significant changes.

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

Commodity Price Risk

To measure commodity price risk exposure, we employ a number of controls and processes, including a value-at-risk (VaR) analysis of certain of our exposures. Integrys Energy Services’ VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and 99% confidence level. For further explanation of our VaR calculation, see our 2011 Annual Report on Form 10-K.

The VaR for Integrys Energy Services’ open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2012	2011

As of March 31	$0.1	$0.3
Average for 12 months ended March 31	0.1	0.3
High for 12 months ended March 31	0.2	0.3
Low for 12 months ended March 31	0.1	0.2

The VaR for Integrys Energy Services’ open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2012	2011

As of March 31	$0.4	$1.2
Average for 12 months ended March 31	0.5	1.4
High for 12 months ended March 31	0.7	1.5
Low for 12 months ended March 31	0.4	1.1

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

Based on the variable rate debt outstanding at March 31, 2012, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $3.3 million. Comparatively, based on the variable rate debt outstanding at March 31, 2011, an increase in interest rates of 100 basis points would have increased annual interest expense by $1.5 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Other than the above-mentioned changes, our market risks have not changed materially from the market risks reported in our 2011 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.            Legal Proceedings

For information on material legal proceedings and matters, see Note 11, “Commitments and Contingencies.”

Item 1A.         Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2012.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We are a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to make payments to us in the form of dividends or otherwise. For information regarding restrictions on the ability of our subsidiaries to pay us dividends, see Note 15, “Common Equity.”

Issuer Purchases of Equity Securities

The following table provides a summary of common stock purchases for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/12 - 01/31/12 (1) (2)	16,848	$52.97	—	—
02/01/12 - 02/29/12 (1) (2) (3)	246,834	54.10	—	—
03/01/12 - 03/31/12 (1) (2) (3)	256,039	53.22	—	—
Total	519,721	$53.63	—	—

(1)          Represents shares purchased in the open market by American Stock Transfer & Trust Company to satisfy obligations under various equity compensation plans.

(2)          Represents shares purchased in the open market by American Stock Transfer & Trust Company to provide shares to participants in the Stock Investment Plan.

(3)          Represents shares purchased in the open market by American Stock Transfer & Trust Company and held in a rabbi trust under our Deferred Compensation Plan.

Item 6.            Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: May 2, 2012	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP
EXHIBIT INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

101 *

Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information.

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