Form 10-Q
period 2013-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2013-05-01
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common stock, $1 par value,
79,128,089 shares outstanding at
April 26, 2013

INTEGRYS ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

i

Acronyms Used in this Quarterly Report on Form 10-Q

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

Forward-looking statements involve a number of risks and uncertainties. Some risks that could cause actual results to differ materially from those expressed or implied in forward-looking statements include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and those identified below:

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2013	2012
Utility revenues	$1,123.8	$971.0
Nonregulated revenues	554.4	276.9
Total revenues	1,678.2	1,247.9

Utility cost of fuel, natural gas, and purchased power	565.1	472.3
Nonregulated cost of sales	436.8	273.7
Operating and maintenance expense	295.1	259.3
Depreciation and amortization expense	60.9	62.1
Taxes other than income taxes	27.2	27.4
Operating income	293.1	153.1

Earnings from equity method investments	22.3	21.1
Miscellaneous income	5.7	2.4
Interest expense	(29.3)	(30.4)
Other expense	(1.3)	(6.9)

Income before taxes	291.8	146.2
Provision for income taxes	109.6	47.4
Net income from continuing operations	182.2	98.8

Discontinued operations, net of tax	6.1	0.9
Net income	188.3	99.7

Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$187.5	$98.9

Average shares of common stock
Basic	78.7	78.6
Diluted	79.3	79.2

Earnings per common share (basic)
Net income from continuing operations	$2.30	$1.25
Discontinued operations, net of tax	0.08	0.01
Earnings per common share (basic)	$2.38	$1.26

Earnings per common share (diluted)
Net income from continuing operations	$2.29	$1.24
Discontinued operations, net of tax	0.08	0.01
Earnings per common share (diluted)	$2.37	$1.25

Dividends per common share declared	$0.68	$0.68

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2013	2012
Net income	$188.3	$99.7

Other comprehensive income, net of tax:
Cash flow hedges
Unrealized net gains (losses) arising during period, net of tax of $ – million and $(0.2) million, respectively	0.1	(0.3)
Reclassification of net losses to net income, net of tax of $0.6 million and $1.0 million, respectively	0.9	1.5
Cash flow hedges, net	1.0	1.2

Defined benefit pension plans
Amortization of pension and other postretirement benefit costs included in net periodic benefit cost, net of tax of $0.4 million and $0.3 million, respectively	0.6	0.3
Other comprehensive income, net of tax	1.6	1.5
Comprehensive income	189.9	101.2
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Comprehensive income attributed to common shareholders	$189.1	$100.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2013	2012
Assets
Cash and cash equivalents	$72.0	$27.4
Collateral on deposit	25.4	41.0
Accounts receivable and accrued unbilled revenues, net of reserves of $47.2 and $43.5, respectively	899.0	796.8
Inventories	140.2	271.9
Assets from risk management activities	182.5	145.4
Regulatory assets	88.4	110.8
Assets held for sale	2.5	10.1
Deferred income taxes	42.8	64.3
Prepaid taxes	116.6	152.8
Other current assets	31.3	38.6
Current assets	1,600.7	1,659.1

Property, plant, and equipment, net of accumulated depreciation of $3,225.5 and $3,114.7, respectively	5,941.8	5,501.9
Regulatory assets	1,842.7	1,813.8
Assets from risk management activities	50.3	45.3
Equity method investments	518.3	512.2
Goodwill	658.3	658.3
Other long-term assets	152.3	136.8
Total assets	$10,764.4	$10,327.4

Liabilities and Equity
Short-term debt	$756.4	$482.4
Current portion of long-term debt	291.5	313.5
Accounts payable	450.1	457.7
Liabilities from risk management activities	140.9	181.9
Accrued taxes	95.9	83.0
Regulatory liabilities	84.8	65.6
Liabilities held for sale	—	0.2
Other current liabilities	287.1	229.0
Current liabilities	2,106.7	1,813.3

Long-term debt	1,931.7	1,931.7
Deferred income taxes	1,263.9	1,203.8
Deferred investment tax credits	48.9	49.3
Regulatory liabilities	377.6	370.5
Environmental remediation liabilities	641.2	651.5
Pension and other postretirement benefit obligations	566.4	625.2
Liabilities from risk management activities	49.3	58.4
Asset retirement obligations	416.3	411.2
Other long-term liabilities	138.3	135.7
Long-term liabilities	5,433.6	5,437.3

Commitments and contingencies

Common stock – $1 par value; 200,000,000 shares authorized; 78,809,948 shares issued; 78,353,096 shares outstanding	78.8	78.3
Additional paid-in capital	2,590.2	2,574.6
Retained earnings	565.4	431.5
Accumulated other comprehensive loss	(39.3)	(40.9)
Shares in deferred compensation trust	(22.0)	(17.7)
Total common shareholders’ equity	3,173.1	3,025.8

Preferred stock of subsidiary – $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	(0.1)	(0.1)
Total liabilities and equity	$10,764.4	$10,327.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2013	2012
Operating Activities
Net income	$188.3	$99.7
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(6.1)	(0.9)
Depreciation and amortization expense	60.9	62.1
Recoveries and refunds of regulatory assets and liabilities	16.5	9.5
Net unrealized (gains) losses on energy contracts	(65.2)	43.7
Bad debt expense	9.3	10.1
Pension and other postretirement expense	15.9	17.5
Pension and other postretirement contributions	(63.2)	(246.2)
Deferred income taxes and investment tax credits	68.3	29.7
Equity income, net of dividends	(4.4)	(3.8)
Termination of tolling agreement with Fox Energy Company LLC	(50.0)	—
Other	6.3	2.7
Changes in working capital
Collateral on deposit	15.4	(13.7)
Accounts receivable and accrued unbilled revenues	(182.8)	49.8
Inventories	137.9	133.0
Other current assets	45.4	54.6
Accounts payable	24.7	(77.7)
Temporary LIFO liquidation credit	83.2	36.7
Other current liabilities	19.2	18.0
Net cash provided by operating activities	319.6	224.8

Investing Activities
Capital expenditures	(147.0)	(123.0)
Proceeds from the sale or disposal of assets	1.1	1.4
Capital contributions to equity method investments	(1.7)	(10.4)
Acquisition of Fox Energy Company LLC	(391.6)	—
Grant received related to Crane Creek Wind Project	69.0	—
Other	(3.0)	(4.6)
Net cash used for investing activities	(473.2)	(136.6)

Financing Activities
Short-term debt, net	74.0	2.2
Borrowing on term credit facility	200.0	—
Repayment of long-term debt	(22.0)	—
Proceeds from stock option exercises	6.4	10.1
Shares purchased for stock-based compensation	(2.0)	(24.6)
Payment of dividends
Preferred stock of subsidiary	(0.8)	(0.8)
Common stock	(50.1)	(53.0)
Payments made on derivative contracts related to divestitures classified as financing activities	(3.8)	(9.0)
Other	(4.5)	0.2
Net cash provided by (used for) financing activities	197.2	(74.9)

Change in cash and cash equivalents – continuing operations	43.6	13.3
Change in cash and cash equivalents – discontinued operations
Net cash (used for) provided by operating activities	(0.6)	1.0
Net cash provided by (used for) investing activities	1.6	(0.1)
Net change in cash and cash equivalents	44.6	14.2
Cash and cash equivalents at beginning of period	27.4	28.1
Cash and cash equivalents at end of period	$72.0	$42.3

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 — FINANCIAL INFORMATION

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

We prepare our financial statements in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2012.

In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of financial results. All adjustments are normal and recurring, unless otherwise noted. All intercompany transactions have been eliminated in consolidation. Financial results for an interim period may not give a true indication of results for the year.

NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is a supplemental disclosure to our statements of cash flows:

	Three Months Ended March 31
(Millions)	2013	2012
Cash paid for interest	$4.8	$8.9
Cash received for income taxes	(1.0)	(33.2)

Cash received for income taxes decreased $32.2 million primarily due to refunds received in 2012 related to prior year amended tax returns.

Significant noncash transactions were:

	Three Months Ended March 31
(Millions)	2013	2012
Construction costs funded through accounts payable	$59.8	$50.2
Equity issued for stock-based compensation plans	18.7	—
Equity issued for reinvested dividends	3.0	—
Risk management asset related to sale of Beaver Falls and Syracuse *	6.8	—

* See Note 5, "Discontinued Operations," for more information.

NOTE 3 — RISK MANAGEMENT ACTIVITIES

The following tables show our assets and liabilities from risk management activities:

		March 31, 2013
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Nonhedge derivatives
Natural gas contracts	Current	$9.8	$3.7
Natural gas contracts	Long-term	1.9	—
Financial transmission rights (FTRs)	Current	1.0	0.1
Petroleum product contracts	Current	0.1	—
Coal contracts	Current	0.1	2.8
Coal contracts	Long-term	—	2.0
Cash flow hedges
Natural gas contracts	Current	—	0.1

Nonregulated Segments
Nonhedge derivatives
Natural gas contracts	Current	24.3	19.7
Natural gas contracts	Long-term	10.0	5.3
Electric contracts	Current	147.2	114.5
Electric contracts	Long-term	38.4	42.0
	Current	182.5	140.9
	Long-term	50.3	49.3
Total		$232.8	$190.2

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2012
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Nonhedge derivatives
Natural gas contracts	Current	$2.5	$14.0
Natural gas contracts	Long-term	0.9	0.8
FTRs	Current	2.1	0.1
Petroleum product contracts	Current	0.2	—
Coal contracts	Current	0.3	4.7
Coal contracts	Long-term	2.2	4.3
Cash flow hedges
Natural gas contracts	Current	—	0.4

Nonregulated Segments
Nonhedge derivatives
Natural gas contracts	Current	51.7	48.5
Natural gas contracts	Long-term	11.5	7.6
Electric contracts	Current	88.6	114.2
Electric contracts	Long-term	30.7	45.7
	Current	145.4	181.9
	Long-term	45.3	58.4
Total		$190.7	$240.3

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect of netting arrangements on our financial position for recognized derivative assets and liabilities:

	March 31, 2013
(Millions)	Gross Amount	Gross Amount Not Offset in the Balance Sheet, including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements
Utility Segments	$12.8	$3.4	$9.4
Nonregulated Segments	219.7	160.3	59.4
Total	232.5	163.7	68.8
Derivative assets not subject to master netting or similar arrangements	0.3		0.3
Total risk management assets	$232.8		$69.1

Derivative liabilities subject to master netting or similar arrangements
Utility Segments	$3.9	$3.4	$0.5
Nonregulated Segments	181.4	160.3	21.1
Total	185.3	163.7	21.6
Derivative liabilities not subject to master netting or similar arrangements	4.9		4.9
Total risk management liabilities	$190.2		$26.5

	December 31, 2012
(Millions)	Gross Amount	Gross Amount Not Offset in the Balance Sheet, including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements
Utility Segments	$5.7	$3.0	$2.7
Nonregulated Segments	182.5	145.4	37.1
Total	188.2	148.4	39.8
Derivative assets not subject to master netting or similar arrangements	2.5		2.5
Total risk management assets	$190.7		$42.3

Derivative liabilities subject to master netting or similar arrangements
Utility Segments	$15.3	$3.8	$11.5
Nonregulated Segments	215.4	159.8	55.6
Total	230.7	163.6	67.1
Derivative liabilities not subject to master netting or similar arrangements	9.6		9.6
Total risk management liabilities	$240.3		$76.7

Our master netting and similar arrangements have conditional rights of setoff that can be enforced under a variety of situations, including counterparty default or credit rating downgrade below investment grade. Financial collateral received or provided is restricted to the extent that is it required per the terms of the related agreements. We have trade receivables and trade payables, subject to master netting or similar arrangements, that are not included in the above table. These amounts may offset (or conditionally offset) the net amounts presented in the above table. The net amounts in the above table represent the netting of fair value balances under master netting or similar arrangements, and the netting of cash collateral, as applicable.

The following table shows our cash collateral positions:

(Millions)	March 31, 2013	December 31, 2012
Cash collateral provided to others:
Related to contracts under master netting or similar arrangements	$24.3	$39.9
Other	1.1	1.1
Cash collateral received from others related to contracts under master netting or similar arrangements *	—	0.2

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

(Millions)	March 31, 2013	December 31, 2012
Integrys Energy Services	$67.2	$108.9
Utility segments	3.8	14.0

If all of the credit risk related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, our collateral requirement would have been as follows:

(Millions)	March 31, 2013	December 31, 2012
Collateral that would have been required:
Integrys Energy Services	$124.6	$173.8
Utility segments	0.4	10.1
Collateral already satisfied:
Integrys Energy Services — Letters of credit	3.2	3.2
Collateral remaining:
Integrys Energy Services	121.4	170.6
Utility segments	0.4	10.1

Utility Segments

Non-Hedge Derivatives

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

The utilities had the following notional volumes of outstanding nonhedge derivative contracts:

	March 31, 2013			December 31, 2012
	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Natural gas (millions of therms)	595.4	—	N/A	1,072.6	0.1	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	1,579.0	N/A	N/A	4,057.2
Petroleum products (barrels)	50,855.0	N/A	N/A	62,811.0	N/A	N/A
Coal contracts (millions of tons)	4.7	0.2	N/A	5.1	N/A	N/A

The table below shows the unrealized gains (losses) recorded related to nonhedge derivatives at the utilities:

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2013	2012
Natural gas contracts	Balance Sheet — Regulatory assets (current)	$13.0	$(6.4)
Natural gas contracts	Balance Sheet — Regulatory assets (long-term)	0.8	(0.8)
Natural gas contracts	Balance Sheet — Regulatory liabilities (current)	5.9	(3.7)
Natural gas contracts	Balance Sheet — Regulatory liabilities (long-term)	0.8	0.1
Natural gas contracts	Income Statement — Utility cost of fuel, natural gas, and purchased power	—	0.1
Natural gas contracts	Income Statement — Operating and maintenance expense	0.2	—
FTRs	Balance Sheet — Regulatory assets (current)	0.2	0.4
FTRs	Balance Sheet — Regulatory liabilities (current)	(0.4)	(0.3)
Petroleum product contracts	Balance Sheet — Regulatory assets (current)	—	0.1
Petroleum product contracts	Balance Sheet — Regulatory liabilities (current)	—	0.1
Petroleum product contracts	Income Statement — Operating and maintenance expense	—	0.1
Coal contracts	Balance Sheet — Regulatory assets (current)	1.9	(3.1)
Coal contracts	Balance Sheet — Regulatory assets (long-term)	2.3	(3.5)
Coal contracts	Balance Sheet — Regulatory liabilities (current)	(0.2)	—
Coal contracts	Balance Sheet — Regulatory liabilities (long-term)	(2.2)	—

Nonregulated Segments

NonHedge Derivatives

Integrys Energy Services enters into derivative contracts such as futures, forwards, options, and swaps that are used to manage commodity price risk primarily associated with retail electric and natural gas customer contracts.

Integrys Energy Services had the following notional volumes of outstanding nonhedge derivative contracts:

	March 31, 2013		December 31, 2012
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	641.5	556.2	782.0	679.0
Electric (kilowatt-hours)	56,100.1	34,502.0	54,127.6	31,809.6
Foreign exchange contracts (Canadian dollars)	0.4	0.4	0.4	0.4

Gains (losses) related to nonhedge derivatives are recognized currently in earnings, as shown in the table below:

		Three Months Ended March 31
(Millions)	Income Statement Presentation	2013	2012
Natural gas contracts	Nonregulated revenue	$3.4	$4.0
Natural gas contracts	Nonregulated cost of sales	(1.6)	—
Natural gas contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(0.1)	(1.2)
Electric contracts	Nonregulated revenue	64.0	(68.6)
Electric contracts	Nonregulated revenue (reclassified from accumulated OCI) *	(1.0)	(0.7)
Total		$64.7	$(66.5)

* Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in prior periods.

In the next 12 months, pre-tax losses of $0.1 million and $2.4 million related to discontinued cash flow hedges of natural gas contracts and electric contracts, respectively, are expected to be recognized in earnings as the forecasted transactions occur. These amounts are expected to be offset by the settlement of the related nonderivative customer contracts.

NOTE 4 — ACQUISITIONS

Acquisition of Fox Energy Center

In March 2013, WPS acquired all of the equity interests in Fox Energy Company LLC for $391.6 million, subject to post-closing working capital adjustments. Fox Energy Company LLC was dissolved into WPS immediately after the purchase.

The purchase included the Fox Energy Center, a 593-megawatt combined-cycle electric generating facility located in Wisconsin, along with associated contracts. Fox Energy Center is a dual-fuel facility, equipped to use fuel oil, but expected to run primarily on natural gas. This plant gives WPS a more balanced mix of owned electric generation, including coal, natural gas, hydroelectric, wind, and other renewable sources. In giving its approval for the purchase, the PSCW stated that the purchase price was reasonable and will benefit ratepayers.

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired
Inventories	$3.0
Other current assets	0.6
Property, plant, and equipment	374.4
Other long-term assets *	15.6
Total assets acquired	$393.6

Liabilities assumed
Accounts payable	$2.0
Total liabilities assumed	$2.0

* Relates to intangible assets recorded for contractual services agreements. See Note 8, "Goodwill and Other Intangible Assets," for more information.

Prior to the purchase, WPS supplied natural gas for the facility and purchased 500 megawatts of capacity and the associated energy output under a tolling arrangement. WPS paid $50.0 million for the early termination of the tolling arrangement. This amount was recorded as a regulatory asset, as WPS is authorized recovery by the PSCW.

The purchase was financed with a combination of short-term debt and cash flow from operations. The short-term debt will be replaced later in 2013 with long-term financing.

WPS received regulatory approval to defer incremental costs associated with the purchase of the facility. Operating costs for the Fox Energy Center subsequent to the date of acquisition are included in our income statement. Due to regulatory deferral, these costs had no impact on net income. Pro forma adjustments to our revenues and earnings prior to the date of acquisition would not be meaningful or material. Prior to the acquisition, the Fox Energy Center was a nonregulated plant and sold all of its output to third parties, with most of the output purchased by WPS. The plant is now part of WPS's regulated fleet, used to serve its customers.

Acquisition of Compass Energy Services

In May 2013, Integrys Energy Services acquired all of the equity interests of Compass Energy Services, Inc. and its wholly-owned subsidiary (“Compass”), a nonregulated retail natural gas business supplying commercial and industrial customers primarily in the Mid Atlantic and Ohio regions. This transaction will expand Integrys Energy Services' retail natural gas presence in these markets and provide a solid foundation for future growth in these regions.

This acquisition is not material to us. Integrys Energy Services made an initial cash payment of $12.0 million upon closing, and under the terms of the purchase agreement, the former owners of Compass will be eligible to receive additional cash consideration of up to $8.0 million (but no less than $3.0 million), based upon the financial performance of Compass over the next five years. Due to the timing of this acquisition, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date.

NOTE 5 — DISCONTINUED OPERATIONS

Discontinued Operations at Holding Company and Other Segment

During the three months ended March 31, 2013, and 2012, we recorded $6.0 million and $1.9 million of after-tax gains, respectively, in discontinued operations at the holding company and other segment. In the first quarter of 2013, we remeasured uncertain tax positions included in our liability for unrecognized tax benefits after effectively settling a certain state income tax examination. We reduced the provision for income taxes related to this remeasurement.

Discontinued Operations at Integrys Energy Services Segment

Potential Sale of Combined Locks Energy Center

Integrys Energy Services is currently pursuing the sale of the Combined Locks Energy Center (Combined Locks), a natural gas-fired co-generation facility located in Wisconsin, as part of its long-term energy asset strategy. The sale of Combined Locks is expected to be completed by the end of 2013.

The carrying values of the major classes of assets related to Combined Locks classified as held for sale on the balance sheets were as follows:

(Millions)	March 31, 2013	December 31, 2012
Inventories	$0.5	$0.5
Property, plant, and equipment, net of accumulated depreciation of $0.5 million	2.0	2.0
Total assets	$2.5	$2.5

A summary of the components of discontinued operations related to Combined Locks recorded on the income statements was as follows at March 31:

(Millions)	2013	2012
Nonregulated revenues	$—	$0.4
Nonregulated cost of sales	(0.1)	(0.3)
Operating and maintenance expense	(0.1)	(0.2)
Depreciation and amortization expense	—	(0.1)
Taxes other than income taxes	—	(0.1)
Loss before taxes	(0.2)	(0.3)
Benefit for income taxes	0.1	0.1
Discontinued operations, net of tax	$(0.1)	$(0.2)

Sale of WPS Beaver Falls Generation, LLC and WPS Syracuse Generation, LLC

In March 2013, WPS Empire State, Inc, a subsidiary of Integrys Energy Services, sold all of the membership interests of WPS Beaver Falls Generation, LLC (Beaver Falls) and WPS Syracuse Generation, LLC (Syracuse), both of which own natural gas-fired generation plants located in the state of New York. The cash proceeds from the sale were $1.6 million, subject to certain post-closing adjustments primarily related to working capital. The sale agreement also includes a potential annual payment to Integrys Energy Services for a four-year period following the sale based on a certain level of earnings achieved by the buyer (an earn-out).

The carrying values of the major classes of assets and liabilities related to Beaver Falls and Syracuse classified as held for sale on the balance sheets were as follows:

(Millions)	As of the Closing Date on March 14, 2013	As of December 31, 2012
Inventories	$1.8	$1.8
Other current assets	0.2	—
Property, plant, and equipment	5.7	5.7
Other long-term assets	0.1	0.1
Total assets	$7.8	$7.6

Total liabilities – other current liabilities	$0.4	$0.2

In conjunction with the sale, the buyer will assume certain derivative contracts with Integrys Energy Services. The derivative contracts establish physical capacity hedges for the retail electric business and physical hedges associated with the sale of capacity to external counterparties. Integrys Energy Services is in the process of novating the external capacity sales contracts to the buyer, upon which time the corresponding purchase transactions with the buyer will terminate. The carrying value of the derivative contract liabilities assumed by the buyer were $6.8 million at March 31, 2013.

A summary of the components of discontinued operations related to Beaver Falls and Syracuse recorded on the income statements were as follows at March 31:

(Millions)	2013	2012
Nonregulated revenues	$1.2	$(0.7)
Nonregulated cost of sales	(0.9)	(0.4)
Operating and maintenance expense *	0.4	(0.5)
Depreciation and amortization expense	—	(0.2)
Taxes other than income taxes	(0.3)	(0.8)
Income (loss) before taxes	0.4	(2.6)
(Provision) benefit for income taxes	(0.2)	1.0
Discontinued operations, net of tax	$0.2	$(1.6)

* Includes a $1.0 million gain on sale at closing.

The sale of Beaver Falls and Syracuse will generate immaterial cash flows from providing certain administrative transition services to the buyer for up to a six-month period following the sale and from the potential four-year annual earn-out payment. Integrys Energy Services will also continue to purchase capacity from these facilities to satisfy certain capacity obligations, until novated to the buyer, and settle certain forward financial natural gas swaps under contracts that existed at the time of sale. Both of these transactions will generate cash flows that will expire upon novation or within two years of the sale and are not considered significant to the overall operations of Beaver Falls and Syracuse. Integrys Energy Services does not have the ability to significantly influence the operating or financial policies of Beaver Falls and Syracuse and also does not have significant continuing involvement in the operations of Beaver Falls and Syracuse. Therefore, the continuing cash flows discussed above are not considered direct cash flows of Beaver Falls and Syracuse.

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

A summary of the components of discontinued operations related to Westwood recorded on the income statements were as follows at March 31:

(Millions)	2012
Nonregulated revenues	$4.1
Nonregulated cost of sales	(1.3)
Operating and maintenance expense	(1.0)
Depreciation and amortization expense	(0.3)
Taxes other than income taxes	(0.1)
Interest expense	(0.1)
Income before taxes	1.3
Provision for income taxes	(0.5)
Discontinued operations, net of tax	$0.8

Integrys Energy Services will receive interest income for seven and one-half years from the sale date related to the note receivable from the buyer. The sale will also generate immaterial cash flows from providing certain administrative transition services to the buyer for up to a six-month period following the sale. However, Integrys Energy Services does not have the ability to significantly influence the operating or financial policies of Westwood and also does not have significant continuing involvement in the operations of Westwood. Therefore, the continuing cash flows discussed above are not considered direct cash flows of Westwood.

NOTE 6 — INVESTMENT IN ATC

Our electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at March 31, 2013. ATC is a for-profit, transmission-only company regulated by FERC.

The following table shows changes to our investment in ATC.

	Three Months Ended March 31
(Millions)	2013	2012
Balance at the beginning of period	$476.6	$439.4
Add: Earnings from equity method investment	21.7	20.8
Add: Capital contributions	1.7	3.4
Less: Dividends received	17.3	16.7
Balance at the end of period	$482.7	$446.9

Financial data for all of ATC is included in the following tables:

	Three Months Ended March 31
(Millions)	2013	2012
Income statement data
Revenues	$151.8	$147.7
Operating expenses	69.8	69.6
Other expense	21.5	20.0
Net income	$60.5	$58.1

(Millions)	March 31, 2013	December 31, 2012
Balance sheet data
Current assets	$69.3	$63.1
Noncurrent assets	3,325.3	3,274.7
Total assets	$3,394.6	$3,337.8

Current liabilities	$261.5	$251.5
Long-term debt	1,550.0	1,550.0
Other noncurrent liabilities	124.8	95.8
Shareholders’ equity	1,458.3	1,440.5
Total liabilities and shareholders’ equity	$3,394.6	$3,337.8

NOTE 7 — INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2013, we had a temporary LIFO liquidation credit of $83.2 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect interim reductions in LIFO layers to be replenished by year end.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

We had no material changes to the carrying amount of goodwill during the three months ended March 31, 2013, and 2012.

In connection with the acquisition of Fox Energy Company LLC, WPS recorded $15.6 million of intangible assets in the first quarter of 2013. The intangible assets relate to contractual service agreements, which provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The approximate amortization period of these intangible assets is 7 years.

The identifiable intangible assets other than goodwill listed below are part of other long-term assets on the balance sheets. An insignificant amount was recorded as assets held for sale on the balance sheets.

	March 31, 2013			December 31, 2012
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer-related (1)	$22.4	$(15.0)	$7.4	$22.4	$(14.7)	$7.7
Contractual service agreements (2)	15.6	—	15.6	—	—	—
Patents/intellectual property (3)	7.2	(0.3)	6.9	7.2	(0.3)	6.9
Compressed natural gas fueling contract assets (4)	5.6	(1.7)	3.9	5.6	(1.3)	4.3
Renewable energy credits (5)	5.1	—	5.1	3.1	—	3.1
Nonregulated easements (6)	3.8	(1.0)	2.8	3.8	(0.9)	2.9
Customer-owned equipment modifications (7)	4.0	(0.6)	3.4	4.0	(0.5)	3.5
Other	0.5	(0.3)	0.2	0.5	(0.2)	0.3
Total	$64.2	$(18.9)	$45.3	$46.6	$(17.9)	$28.7

Unamortized intangible assets
MGU trade name	$5.2	$—	$5.2	$5.2	$—	$5.2
Trillium trade name	3.5	—	3.5	3.5	—	3.5
Pinnacle trade name	1.5	—	1.5	1.5	—	1.5
Total intangible assets	$74.4	$(18.9)	$55.5	$56.8	$(17.9)	$38.9

(1)
Represents customer relationship assets associated with PELLC’s former nonregulated retail natural gas and electric operations and Trillium USA (Trillium) and Pinnacle CNG Systems (Pinnacle) compressed natural gas fueling operations. The remaining weighted-average amortization period for customer-related intangible assets at March 31, 2013, was approximately 9 years.

(2)
Represents contractual service agreements related to maintenance on the combustion turbine generators at the Fox Energy Center. The remaining amortization period for these intangible assets at March 31, 2013, was approximately 7 years.

(3)
Represents the fair value of patents/intellectual property at Pinnacle related to a system for more efficiently compressing natural gas to allow for faster fueling. The remaining amortization period at March 31, 2013, was approximately 9 years.

(4)	Represents the fair value of Trillium and Pinnacle contracts acquired in September 2011. The remaining amortization period at March 31, 2013, was approximately 8 years.

(5)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(6)
Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period at March 31, 2013, of approximately 11 years.

(7)
Relates to modifications made by Integrys Energy Services and Trillium to customer-owned equipment. These intangible assets are amortized on a straight-line basis, with a remaining weighted-average amortization period at March 31, 2013, of approximately 11 years.

Amortization expense recorded as a component of nonregulated cost of sales in the statements of income for the three months ended March 31, 2013, and 2012, was $0.4 million and $1.6 million, respectively.

Amortization expense recorded as a component of depreciation and amortization expense in the statements of income for the three months ended March 31, 2013, and 2012, was $0.5 million and $0.7 million, respectively.

An insignificant amount of amortization expense was recorded in discontinued operations for the three months ended March 31, 2013, and 2012.

Amortization expense for the next five fiscal years is estimated to be:

	For the Year Ending December 31
(Millions)	2013	2014	2015	2016	2017
Amortization to be recorded in nonregulated cost of sales	$6.7	$1.2	$1.1	$0.9	$0.9
Amortization to be recorded in depreciation and amortization expense	3.8	4.1	4.1	3.9	3.8

NOTE 9 — SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	March 31, 2013	December 31, 2012
Commercial paper	$556.4	$482.4
Average discount rate on commercial paper	0.33%	0.40%
Loan under term credit facility *	$200.0	—
Average interest rate on loan under term credit facility	0.80%	—

*	Relates to the purchase of Fox Energy Company LLC. See Note 4, "Acquisitions," for more information regarding this purchase.

The commercial paper outstanding at March 31, 2013, had maturity dates ranging from April 1, 2013, through May 24, 2013. The terms of the loan outstanding under the term credit facility require repayment upon the earlier of issuance of replacement long-term debt or December 31, 2013.

The table below presents our average amount of short-term borrowings based on daily outstanding balances during the three months ended March 31:

(Millions)	2013	2012
Average amount of commercial paper	$400.7	$357.5
Average amount of loan under term credit facility	8.9	—

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities, and our short-term debt:

(Millions)	Maturity	March 31, 2013	December 31, 2012
Revolving credit facility (Integrys Energy Group)	05/17/2014	$275.0	$275.0
Revolving credit facility (Integrys Energy Group)	05/17/2016	200.0	200.0
Revolving credit facility (Integrys Energy Group)	06/13/2017	635.0	635.0
Revolving credit facility (WPS)	05/17/2014	135.0	135.0
Revolving credit facility (WPS)	06/13/2017	115.0	115.0
Revolving credit facility (PGL)	06/13/2017	250.0	250.0
Term credit facility (WPS) *	12/31/2013	200.0	—

Total short-term credit capacity		$1,810.0	$1,610.0

Less:
Letters of credit issued inside credit facilities		$29.1	$25.5
Loan outstanding under term credit facility *		200.0	—
Commercial paper outstanding		556.4	482.4
Accrued interest or original discount on outstanding commercial paper		0.1	—

Available capacity under existing agreements		$1,024.4	$1,102.1

*	Relates to the purchase of Fox Energy Company LLC. See Note 4, "Acquisitions," for more information regarding this purchase.

NOTE 10 — LONG-TERM DEBT

(Millions)	March 31, 2013	December 31, 2012
WPS (1)	$850.1	$872.1
PGL (2)	625.0	625.0
NSG (3)	74.5	74.5
Integrys Energy Group	674.8	674.8
Total	2,224.4	2,246.4
Unamortized discount on debt	(1.2)	(1.2)
Total debt	2,223.2	2,245.2
Less current portion	(291.5)	(313.5)
Total long-term debt	$1,931.7	$1,931.7

(1)	In February 2013, WPS’s $22.0 million of 3.95% Senior Notes matured, and the outstanding principal balance was repaid.

In December 2013, WPS’s 4.80% Senior Notes will mature. As a result, the $125.0 million balance of these notes was included in the current portion of long-term debt on our balance sheets.

(2)	In April 2013, PGL bought back its $50.0 million of 5.00% Series KK First and Refunding Mortgage Bonds that were due in February 2033.

In the same month, PGL issued $50.0 million of 4.00% Series ZZ First and Refunding Mortgage Bonds. These bonds are due in February 2033.

On May 1, 2013, PGL’s 4.625% Series NN-2 First and Refunding Mortgage Bonds matured, and the outstanding principal balance was repaid. As a result, the $75.0 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

In November 2013, PGL’s 7.00% Series SS First and Refunding Mortgage Bonds will mature. As a result, the $45.0 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

(3)	On May 1, 2013, NSG issued $54.0 million of 3.96% Series Q First Mortgage Bonds. These bonds are due in May 2043.

On May 1, 2013, NSG’s 4.625% Series N-2 First Mortgage Bonds matured, and the outstanding principal balance was repaid. As a result, the $40.0 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

In November 2013, NSG’s 7.00% Series O First Mortgage Bonds will mature. As a result, the $6.5 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

On May 1, 2013, PGL secured commitments for $220.0 million of 30-year 3.96% Series AAA First and Refunding Mortgage Bonds with a delayed draw feature. These bonds will be issued in August 2013.

NOTE 11 — INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended March 31
	2013	2012
Effective Tax Rate	37.6%	32.4%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for multistate income tax obligations. Other significant items that had an impact on our effective tax rates are noted below.

Our effective tax rate for the three months ended March 31, 2012, was lowered by the federal income tax benefit of wind production tax credits (PTCs). The effective income tax rate in 2013 was not impacted by wind PTCs. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for WPS's Crane Creek Wind Project in lieu of wind PTCs.

Our effective tax rate for the three months ended March 31, 2012, was also lowered by the effective settlement of certain state income tax examinations and a remeasurement of uncertain tax positions included in our liability for unrecognized tax benefits.

During the three months ended March 31, 2013, we decreased our liability for unrecognized tax benefits by $6.8 million. This decrease primarily related to a remeasurement of uncertain tax positions driven by an effective settlement of a certain state income tax examination. We reduced the provision for income taxes related to this remeasurement, of which the majority was reported as discontinued operations.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We and our subsidiaries routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. The regulated natural gas utilities have obligations to distribute and sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to their customers. The utilities expect to recover costs related to these obligations in future customer rates. Additionally, the majority of the energy supply contracts entered into by Integrys Energy Services are to meet its obligations to deliver energy to customers. The following table shows our minimum future commitments related to these purchase obligations as of March 31, 2013, including those of our subsidiaries.

			Payments Due By Period
(Millions)	Date Contracts Extend Through	Total Amounts Committed	2013	2014	2015	2016	2017	Later Years
Natural gas utility supply and transportation	2028	$823.2	$124.9	$156.3	$137.9	$125.7	$86.9	$191.5
Electric utility
Purchased power	2029	852.6	121.3	37.7	33.0	29.4	28.4	602.8
Coal supply and transportation	2017	122.7	44.4	41.2	30.4	6.2	0.5	—
Nonregulated electricity and natural gas supply	2020	830.6	479.8	305.9	34.3	4.6	1.3	4.7
Total		$2,629.1	$770.4	$541.1	$235.6	$165.9	$117.1	$799.0

We and our subsidiaries also had commitments of $713.5 million in the form of purchase orders issued to various vendors at March 31, 2013, that relate to normal business operations, including construction projects.

(b) Environmental Matters

Air Permitting Violation Claims

Weston and Pulliam Clean Air Act (CAA) Issues:
In November 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. WPS reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree, which was filed in the U.S. District Court (Court) in January 2013. This Consent Decree was approved by the Court in March 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including ReACT™ or an approved alternative, on Weston 3,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects totaling $6.0 million (various options, including capital projects, are available), and

•	a civil penalty of $1.2 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. As of March 31, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Weston and Pulliam units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In May 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of March 31, 2013. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and WPS. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, WP&L, and Madison Gas and Electric (Joint Owners) reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree, which was filed in the Court on April 22, 2013. The Consent Decree includes:

•	the installation of emission control technology, including the installation of scrubbers at the Columbia plant,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects, with WPS's portion totaling $1.3 million (various options, including capital projects, are available), and

•	WPS's portion of a civil penalty and legal fees totaling $0.4 million.

The public comment period will end on May 28, 2013. The final terms of the Consent Decree may be different than currently anticipated.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of March 31, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Colombia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. A similar case had also been filed by the Sierra Club related to the Columbia plant, which was dismissed without prejudice due to the impending settlement and Consent Decree. As part of the Consent Decree settlement, the Sierra Club filed a new suit related to the Columbia plant, which gave notice of the filing of the Consent Decree. It is anticipated that the Sierra Club will dismiss both suits against WP&L once the Consent Decree is approved by the Court.

Weston Title V Air Permit:
In November 2010, the WDNR provided a draft revised permit for the Weston 4 plant. WPS objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR and met with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft revised permit, the WDNR re-issued the draft revised permit for additional comments in February 2013. In July 2012, Clean Wisconsin filed suit against the WDNR alleging failure to issue or delay in issuing the Weston Title V permit. WPS and the WDNR both filed motions to dismiss Clean Wisconsin's lawsuit, which the Court granted in February 2013. Clean Wisconsin appealed this decision, but briefs have not yet been filed in the appeal. We do not expect this matter to have a material impact on our financial statements.

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

In May 2012, the Sierra Club filed another petition requesting that the EPA again object to the proposed permit and response, which the EPA denied in January 2013. The Sierra Club did not appeal the EPA decision. The Sierra Club also recently filed a request for a contested case proceeding regarding the permit, which was granted in part by the WDNR. A schedule has not yet been set for the contested case proceeding.

We are reviewing all of these matters, but we do not expect them to have a material impact on our financial statements.

Columbia Title V Air Permit:
In February 2011, the Sierra Club filed a lawsuit against the EPA seeking to have the EPA take over the Title V permit process for the Columbia plant. The Sierra Club alleges the EPA must now act on the reconsideration of the Title V permit since the WDNR has exceeded its time frame in which to respond to an EPA order issued in 2009. In May 2011, the WDNR issued a revised draft Title V permit in response to the EPA's order.

In June 2012, WP&L received notice from the EPA of the EPA's proposal for WP&L to apply for a federally-issued Title V permit since the WDNR has not addressed the EPA's objections to the Title V permit issued for the Columbia plant. A hearing has been set for June 3, 2013. If the EPA decides to require the submittal of an operation permit application, it would be due within six months of the EPA's notice to WP&L. WP&L believes the previously issued Title V permit for the Columbia plant is still valid.

We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:
Since 2008, WPS has received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant and Weston 1, Weston 2, and Weston 4 individually. WPS also received an NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions have been taken for the events in the five NOVs. In December 2011, the WDNR referred several of the claims in the NOVs to the state Justice Department for enforcement. WPS began discussing the pending NOVs and their resolution with the Justice Department in late 2012. We do not expect this matter to have a material impact on our financial statements.

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

Mercury and Interstate Air Quality Rules

Mercury:
The State of Wisconsin's mercury rule requires a 40% reduction from historical baseline mercury emissions, beginning January 1, 2010, through the end of 2014. Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the historical baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts, but less than 150 megawatts, must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of March 31, 2013, WPS estimates capital costs of approximately $8 million for its wholly owned plants to achieve the required reductions. The capital costs are expected to be recovered in future rates.

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

Sulfur Dioxide and Nitrogen Oxide:
In July 2011, the EPA issued a final rule known as the Cross State Air Pollution Rule (CSAPR), which numerous parties, including WPS, challenged in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The new rule was to become effective January 1, 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit and a previous rule, the Clean Air Interstate Rule (CAIR), was implemented during the stay period. In August 2012, the D.C. Circuit issued their ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. In October 2012, the EPA and several other parties filed petitions for a rehearing of the D.C. Circuit's decision, which the D.C. Circuit denied in January 2013.

Under CAIR, units affected by the Best Available Retrofit Technology (BART) rule were considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions if they were in compliance with CAIR. This determination was updated when CSAPR was issued (CSAPR satisfied BART), and the EPA has not revised it to reflect the reinstatement of CAIR. Although particulate emissions also contribute to visibility impairment, the WDNR's modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

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

Our natural gas utilities are responsible for the environmental remediation of 53 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of March 31, 2013, we estimated and accrued for $639.6 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of March 31, 2013, cash expenditures for environmental remediation not yet recovered in rates were $30.0 million. We recorded a regulatory asset of $669.6 million at March 31, 2013, which is net of insurance recoveries received of $63.1 million, related to the expected recovery through rates of both cash expenditures and estimated future expenditures.

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

NOTE 13 — GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2013	Expiration
(Millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$597.1	$368.8	$31.3	$197.0
Standby letters of credit (2)	34.2	34.1	0.1	—
Surety bonds (3)	14.4	14.4	—	—
Other guarantees (4)	22.3	—	—	22.3
Total guarantees	$668.0	$417.3	$31.4	$219.3

(1)
Consists of parental guarantees of $436.3 million to support the business operations of Integrys Energy Services; $108.5 million and $45.3 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at IBS, and $2.0 million at UPPCO to support business operations. These guarantees are not reflected on our balance sheets.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. This amount consists of $32.5 million issued to support Integrys Energy Services’ operations and $1.7 million issued to support MERC, MGU, NSG, PGL, Pinnacle CNG Systems, UPPCO, and WPS. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These guarantees are not reflected on our balance sheets.

(4)
Consists of (a) $10.0 million related to the sale agreement for Integrys Energy Services’ Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions. An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (b) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which we expect that the likelihood of required performance is remote. This amount is not reflected on our balance sheets; and (c) $7.3 million related to other indemnifications primarily for workers compensation coverage. These amounts are not reflected on our balance sheets.

We have provided total parental guarantees of $487.0 million on behalf of Integrys Energy Services. Our exposure under these guarantees related to existing transactions at March 31, 2013, was approximately $229.7 million.

NOTE 14 — EMPLOYEE BENEFITS PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended, March 31,		Three Months Ended, March 31,
(Millions)	2013	2012	2013	2012
Service cost	$7.5	$12.4	$6.5	$5.5
Interest cost	17.8	19.8	6.3	7.2
Expected return on plan assets	(26.6)	(27.1)	(7.7)	(7.0)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost (credit)	1.0	1.2	(0.6)	(0.9)
Amortization of net actuarial loss	13.5	8.3	2.0	1.6
Net periodic benefit cost	$13.2	$14.6	$6.5	$6.5

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for our nonregulated entities and are recorded as net regulatory assets for our utilities.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the three months ended March 31, 2013, we contributed $63.2 million to our pension plans and contributions to our other postretirement benefit plans were not significant. We expect to contribute an additional $4.7 million to our pension plans and $32.8 million to our other postretirement benefit plans during the remainder of 2013, dependent upon various factors affecting us, including our liquidity position and tax law changes.

NOTE 15 — STOCK-BASED COMPENSATION

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three months ended March 31:

(Millions)	2013	2012
Stock options	$0.4	$0.4
Performance stock rights	2.2	1.2
Restricted share units	2.8	2.1
Nonemployee director deferred stock units	0.3	1.0
Total stock-based compensation expense	$5.7	$4.7
Deferred income tax benefit	$2.3	$1.9

No stock-based compensation cost was capitalized during the three months ended March 31, 2013 and 2012.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate. Our expected stock price volatility is estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the three months ended March 31, 2013, along with the assumptions incorporated into the valuation model:

February 2013 Grant
Weighted-average fair value per option	$6.03
Expected term	5 years
Risk-free interest rate	0.18% – 2.11%
Expected dividend yield	5.33%
Expected volatility	24%

A summary of stock option activity for the three months ended March 31, 2013, and information related to outstanding and exercisable stock options at March 31, 2013, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	2,046,355	$49.25
Granted	319,234	56.00
Exercised	(145,955)	44.03
Outstanding at March 31, 2013	2,219,634	$50.56	6.01	$16.9
Exercisable at March 31, 2013	1,463,836	$49.78	4.56	$12.4

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2013. This is calculated as the difference between our closing stock price on March 31, 2013, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the three months ended March 31, 2013, and 2012, was $1.9 million and $2.0 million, respectively. The actual tax benefit realized for the tax deductions from these option exercises was not significant for the three months ended March 31, 2013, and 2012.

As of March 31, 2013, $2.6 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Rights

The fair values of performance stock rights are estimated using a Monte Carlo valuation model. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate. The expected volatility is estimated using two to three years of historical data. The table below reflects the assumptions used in the valuation of the outstanding grants at March 31:

2013
Risk-free interest rate	0.17% – 1.27%
Expected dividend yield	5.18% – 5.34%
Expected volatility	19% – 36%

A summary of the activity for the three months ended March 31, 2013, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value *
Outstanding at December 31, 2012	108,314	$65.38
Granted	22,636	48.50
Distributed	(94,758)	72.36
Adjustment for final payout	21,867	72.36
Outstanding at March 31, 2013	58,059	$50.04

*	Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date.

The weighted-average grant date fair value of performance stock rights awarded during the three months ended March 31, 2013, and 2012, was $48.50 and $52.70, per performance stock right, respectively.

A summary of the activity for the three months ended March 31, 2013, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2012	189,093
Granted	90,496
Distributed	(61,753)
Adjustment for final payout	14,255
Outstanding at March 31, 2013	232,091

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of March 31, 2013, was $48.06 per performance stock right.

As of March 31, 2013, $5.9 million of compensation cost related to unvested and outstanding performance stock rights (equity and liability awards) was expected to be recognized over a weighted-average period of 1.5 years.

The total intrinsic value of performance stock rights distributed during the three months ended March 31, 2013, and 2012, was $8.8 million and $4.7 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance stock rights during the three months ended March 31, 2013, and 2012, was $3.6 million and $1.9 million, respectively.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the three months ended March 31, 2013, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	505,690	$48.38
Granted	189,094	56.00
Dividend equivalents	5,818	52.20
Vested and released	(204,072)	46.28
Forfeited	(1,507)	48.47
Outstanding at March 31, 2013	495,023	$52.20

As of March 31, 2013, $17.4 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.5 years.

The total intrinsic value of restricted share unit awards vested and released during the three months ended March 31, 2013, and 2012, was $11.4 million and $10.4 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and release of restricted share units during the three months ended March 31, 2013, and 2012, was $4.6 million and $4.2 million, respectively.

The weighted-average grant date fair value of restricted share units awarded during the three months ended March 31, 2013, and 2012, was $56.00 and $53.24 per share, respectively.

Nonemployee Directors Deferred Stock Units

Each nonemployee director is granted deferred stock units (DSUs), typically in January of each year. The number of DSUs granted is calculated by dividing a set dollar amount by our closing common stock price on the date of the grant. Prior to January 1, 2013, under the terms of the agreement, these awards vested immediately, and therefore were expensed on the grant date. Beginning in 2013, these awards will generally vest over one year. Therefore, the expense for these awards will be recognized pro-rata over the year in which the grant occurs.

NOTE 16 — COMMON EQUITY

We had the following changes to issued common stock during the three months ended March 31, 2013:

Common stock at December 31, 2012	78,287,906
Shares issued
Stock Investment Plan	114,365
Stock-based compensation	317,677
Rabbi trust shares	90,000
Common stock at March 31, 2013	78,809,948

The following table provides a summary of common stock activity to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans:

Period	Method of meeting requirements
Beginning 02/05/2013	Issuing new shares *
01/01/2012 – 02/04/2013	Purchased shares on the open market

* These stock issuances increased equity $22.3 million in 2013.

The following table reconciles common shares issued and outstanding:

	March 31, 2013		December 31, 2012
	Shares	Average Cost *	Shares	Average Cost *
Common stock issued	78,809,948		78,287,906
Less:
Deferred compensation rabbi trust	456,852	$48.23	385,439	$46.03
Total common shares outstanding	78,353,096		77,902,467

* Based on our stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for shares we are obligated to issue under the deferred compensation and restricted share unit plans. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, restricted share units, and certain shares issuable under the deferred compensation plan. The calculations of diluted earnings per share for the three months ended March 31, 2013, and 2012, excluded 0.2 million and 0.8 million, respectively, out-of-the-money stock options that had an anti-dilutive effect. The following table reconciles our computation of basic and diluted earnings per share:

	Three Months Ended March 31
(Millions, except per share amounts)	2013	2012
Numerator:
Net income from continuing operations	$182.2	$98.8
Discontinued operations, net of tax	6.1	0.9
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income attributed to common shareholders	$187.5	$98.9

Denominator:
Average shares of common stock — basic	78.7	78.6
Effect of dilutive securities
Stock-based compensation	0.4	0.4
Deferred compensation	0.2	0.2
Average shares of common stock — diluted	79.3	79.2

Earnings per common share
Basic	$2.38	$1.26
Diluted	2.37	1.25

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

The PSCW allows WPS to pay dividends on its common stock of no more than 103% of the previous year’s common stock dividend. WPS may return capital to us if its average financial common equity ratio is at least 51% on a calendar-year basis. WPS must obtain PSCW approval if a return of capital would cause its average financial common equity ratio to fall below this level. Our right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS’s preferred shareholders and to provisions in WPS’s restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

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

We also have short-term and long-term debt obligations that contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%. Failure to comply with these covenants could result in an event of default which could result in the acceleration of outstanding debt obligations. At March 31, 2013, these covenants did not restrict the payment of any dividends beyond the amount restricted under our subsidiary requirements described above.

As of March 31, 2013, total restricted net assets were $1,676.0 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $129.4 million at March 31, 2013.

We have the option to defer interest payments on our outstanding Junior Subordinated Notes, from time to time, for one or more periods of up to ten consecutive years per period. During any period in which we defer interest payments, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on, any of our capital stock.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Capital Transactions with Subsidiaries

During the three months ended March 31, 2013, capital transactions with subsidiaries were as follows (in millions):

Subsidiary	Dividends To Parent	Return Of Capital To Parent	Equity Contributions From Parent
ITF (1)	$—	$—	$11.7
MERC	—	21.0	—
WPS	27.1	—	200.0
WPS Investments, LLC (2)	17.3	—	1.7
Total	$44.4	$21.0	$213.4

(1)
ITF is a direct wholly owned subsidiary of PELLC. As a result, it makes distributions to PELLC, and receives equity contributions from PELLC. Subject to applicable law, PELLC does not have any dividend restrictions or limitations on distributions to us.

(2)
WPS Investments, LLC is a consolidated subsidiary that is jointly owned by us, WPS, and UPPCO. At March 31, 2013, we had an 85.86% ownership interest, while WPS and UPPCO had an 11.66% and 2.48% ownership interest, respectively. Distributions from WPS Investments, LLC are made to the owners based on their respective ownership percentages. During 2013, all equity contributions to WPS Investments, LLC were made solely by us.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the changes, net of tax, to our accumulated other comprehensive loss from December 31, 2012 through March 31, 2013:

	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(5.2)	$(35.7)	$(40.9)
Other comprehensive income before reclassifications	0.1	—	0.1
Amounts reclassified out of accumulated other comprehensive loss	0.9	0.6	1.5
Net current period other comprehensive income	1.0	0.6	1.6
Ending balance at March 31, 2013	$(4.2)	$(35.1)	$(39.3)

The following table shows the reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013:

	Amount Reclassified	Affected Line Item in the Statements of Income
Losses on cash flow hedges
Utility commodity derivative contracts	$0.2	Operating and maintenance expense(1)
Non-regulated commodity derivative contracts	1.1	Nonregulated revenues
Interest rate hedges	0.2	Interest expense
	1.5	Total before tax
	0.6	Tax expense
	0.9	Net of tax

Defined benefit pension plans
Amortization of prior service costs	(0.1)	(2)
Amortization of actuarial losses	1.1	(2)
	1.0	Total before tax
	0.4	Tax expense
	0.6	Net of tax
Total reclassifications	$1.5

(1)	Changes in the price of natural gas used to support utility operations is not a component of the natural gas costs recovered from customers on a one-for-one basis.

(2)	These items are included in the computation of net periodic benefit cost. See Note 14, "Employee Benefit Plans," for additional information.

NOTE 18 — VARIABLE INTEREST ENTITIES

In 2012, ITF formed AMP Trillium LLC as a joint venture with AMP Americas LLC. ITF owns 30% and AMP Americas LLC owns 70% of the joint venture. The joint venture was established to own and operate compressed natural gas fueling stations. The preferred source of capital funding for the joint venture is loans from ITF. We determined that the joint venture is a variable interest entity and that ITF is the primary beneficiary, which requires us to consolidate the assets, liabilities, and statements of income of the joint venture. At March 31, 2013, and December 31, 2012, our variable interests in the joint venture included an insignificant equity investment and insignificant receivables. Our maximum exposure to loss as a result of this joint venture was not significant. The carrying amounts of AMP Trillium LLC assets and liabilities included on our balance sheets were also not significant.

In 2011, ITF formed Integrys PTI CNG Fuels LLC as a joint venture with Paper Transport Inc. ITF and Paper Transport Inc. each own 50% of the joint venture. The joint venture was established to own and operate compressed natural gas fueling stations. The preferred source of capital funding for the joint venture is loans from ITF. We determined that the joint venture is a variable interest entity and that ITF is the primary beneficiary, which requires us to consolidate the assets, liabilities, and statements of income of the joint venture. At March 31, 2013, and December 31, 2012, our variable interests in the joint venture included an insignificant equity investment and insignificant receivables. Our maximum exposure to loss as a result of this joint venture was not significant. The carrying amounts of Integrys PTI CNG Fuels LLC assets and liabilities included on our balance sheets were also not significant.

We have a variable interest in an entity through a power purchase agreement at UPPCO that reimburses an independent power producing entity for coal costs relating to purchased energy. There is no obligation to purchase energy under this agreement. This contract for 17.5 megawatts of capacity expires in 2014. We evaluated this variable interest entity for possible consolidation. We considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity. For a variety of reasons, including qualitative factors such as the length of the remaining term of the contract compared with the remaining life of the plant and the fact that we do not have the power to direct the operations and maintenance of the facility, we determined we are not the primary beneficiary of the variable interest entity. At March 31, 2013, and December 31, 2012, the assets and liabilities on the balance sheets that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power. We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with the contract. There is not a significant potential exposure to loss as a result of involvement with the variable interest entity.

We also had a variable interest in Fox Energy Company LLC through a power purchase agreement at WPS that contained a tolling arrangement related to the cost of fuel. In connection with the purchase of Fox Energy Company LLC, WPS paid $50.0 million for the early termination of this 500 megawatt agreement. See Note 4, “Acquisitions,” for more information regarding this purchase. We evaluated this variable interest entity for possible consolidation and determined that consolidation was not required since we were not the primary beneficiary of the variable interest entity. The assets and liabilities on our December 31, 2012 balance sheet that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power.

NOTE 19 — FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk Management Assets
Utility Segments
Natural gas contracts	$1.2	$10.5	$—	$11.7
Financial transmission rights (FTRs)	—	—	1.0	1.0
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	0.1	0.1
Nonregulated Segments
Natural gas contracts	10.2	21.2	2.9	34.3
Electric contracts	64.0	107.9	13.7	185.6
Total Risk Management Assets	$75.5	$139.6	$17.7	$232.8

Investment in exchange-traded funds	$12.4	$—	$—	$12.4

Liabilities
Risk Management Liabilities
Utility Segments
Natural gas contracts	$—	$3.8	$—	$3.8
FTRs	—	—	0.1	0.1
Coal contracts	—	0.1	4.7	4.8
Nonregulated Segments
Natural gas contracts	9.0	14.8	1.2	25.0
Electric contracts	78.6	70.3	7.6	156.5
Total Risk Management Liabilities	$87.6	$89.0	$13.6	$190.2

	December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk Management Assets
Utility Segments
Natural gas contracts	$0.3	$3.1	$—	$3.4
FTRs	—	—	2.1	2.1
Petroleum product contracts	0.2	—	—	0.2
Coal contracts	—	—	2.5	2.5
Nonregulated Segments
Natural gas contracts	21.4	36.4	5.4	63.2
Electric contracts	48.4	61.3	9.6	119.3
Total Risk Management Assets	$70.3	$100.8	$19.6	$190.7

Investment in exchange-traded funds	$11.8	$—	$—	$11.8

Liabilities
Risk Management Liabilities
Utility Segments
Natural gas contracts	$1.1	$14.1	$—	$15.2
FTRs	—	—	0.1	0.1
Coal contracts	—	—	9.0	9.0
Nonregulated Segments
Natural gas contracts	17.7	36.9	1.5	56.1
Electric contracts	54.9	91.1	13.9	159.9
Total Risk Management Liabilities	$73.7	$142.1	$24.5	$240.3

The risk management assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. For more information on derivative instruments, see Note 3, “Risk Management Activities.”

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy:

	Nonregulated Segments — Natural Gas Contracts
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	—	$—	N/A	1.3
Transfers into Level 3 from	—	0.2	N/A	—	2.4	N/A

	Nonregulated Segments — Electric Contracts
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	5.5	$—	N/A	(0.1)
Transfers into Level 3 from	—	—	N/A	—	(5.0)	N/A

Derivatives are transferred between the levels of the fair value hierarchy primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at March 31, 2013. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative transaction to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
Utility Segments
FTRs	$1.0	$0.1	Market-based	Forward market prices ($/megawatt-month) (1)	203.72
Coal contracts	0.1	4.7	Market-based	Forward market prices ($/ton) (2)	11.64 — 13.90
Nonregulated Segments
Natural gas contracts	2.9	1.2	Market-based	Forward market prices ($/dekatherm) (3)	(0.08) — 1.99
				Probability of default	11.6% — 51.0%
Electric contracts	13.7	7.6	Market-based	Forward market prices ($/megawatt-hours) (3)	(9.55) — 44.03
				Option volatilities (4)	19.0% — 80.0%

(1)	Represents forward market prices developed using historical cleared pricing data from MISO used in the valuation of FTRs.

(2)	Represents third-party forward market pricing used in the valuation of our coal contracts.

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

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended March 31, 2013	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contracts	Total
Balance at the beginning of the period	$3.9	$(4.3)	$2.0	$(6.5)	$(4.9)
Net realized and unrealized (losses) gains included in earnings	(1.5)	15.1	0.3	—	13.9
Net unrealized (losses) gains recorded as regulatory assets or liabilities	—	—	(0.2)	3.1	2.9
Purchases	—	0.7	—	—	0.7
Settlements	(0.9)	0.1	(1.2)	(1.2)	(3.2)
Net transfers into Level 3	0.2	—	—	—	0.2
Net transfers out of Level 3	—	(5.5)	—	—	(5.5)
Balance at the end of the period	$1.7	$6.1	$0.9	$(4.6)	$4.1

Net unrealized (losses) gains included in earnings related to instruments still held at the end of the period	$(1.5)	$15.1	$—	$—	$13.6

Three Months Ended March 31, 2012	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contract	Total
Balance at the beginning of the period	$8.3	$(11.5)	$2.2	$(6.9)	$(7.9)
Net realized and unrealized gains (losses) included in earnings	4.1	(7.7)	0.5	—	(3.1)
Net unrealized gains (losses) recorded as regulatory assets or liabilities	—	—	0.1	(5.8)	(5.7)
Purchases	—	1.1	—	—	1.1
Sales	—	—	(0.1)	—	(0.1)
Settlements	(2.6)	1.1	(1.8)	(0.7)	(4.0)
Net transfers into Level 3	2.4	(5.0)	—	—	(2.6)
Net transfers out of Level 3	(1.3)	0.1	—	—	(1.2)
Balance at the end of the period	$10.9	$(21.9)	$0.9	$(13.4)	$(23.5)

Net unrealized gains (losses) included in earnings related to instruments still held at the end of the period	$4.1	$(7.7)	$—	$—	$(3.6)

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

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2013		December 31, 2012
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,223.2	$2,376.2	$2,245.2	$2,425.8
Preferred stock of subsidiary	51.1	61.7	51.1	52.7

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

NOTE 20 — ADVERTISING COSTS

Costs associated with certain natural gas and electric direct-response advertising campaigns at Integrys Energy Services were capitalized and reported as other long-term assets on the balance sheets. The capitalized costs result in probable future benefits and were incurred to solicit sales to customers who could be shown to have responded specifically to the advertising. Capitalized direct-response advertising costs, net of accumulated amortization, totaled $4.1 million and $5.5 million as of March 31, 2013, and December 31, 2012, respectively. The asset balances for each of the direct-response advertising cost pools are reviewed quarterly for impairment, and there was no impairment during the three months ended March 31, 2013, and 2012.

Direct-response advertising costs are amortized to operating and maintenance expense over the estimated period of benefit, which is approximately two years. The amortization of direct-response advertising costs was $3.0 million and $1.0 million for the three months ended March 31, 2013, and 2012, respectively.

We expense all advertising costs as incurred, except for those capitalized as direct-response advertising, as discussed above. Other advertising expense was $2.3 million and $1.7 million, for the three months ended March 31, 2013, and 2012, respectively.

NOTE 21 — REGULATORY ENVIRONMENT

Wisconsin

2014 Rates

On March 29, 2013, WPS filed an application with the PSCW to increase retail electric and natural gas rates $71.1 million and $19.0 million, respectively, with rates proposed to be effective January 1, 2014. The filing includes a request for a 10.75% return on common equity and a common equity ratio of 51.11% in WPS's regulatory capital structure. The proposed retail electric rate increase is primarily driven by the purchase and operation of the Fox Energy Center, the completion of a one-time fuel refund to customers in 2013, increased electric transmission costs, and additional construction related to the installation of environmental controls and the improvement of electric reliability. Partially offsetting these increases are lower purchased power capacity costs and a refund to customers resulting from WPS's decoupling mechanism. The proposed retail natural gas rate increase is generally the result of the recovery of amounts related to decoupling, increased costs of inspecting natural gas lines for safety, and general inflation.

2013 Rates

On December 6, 2012, the PSCW issued an order approving a settlement agreement for WPS, effective January 1, 2013. The settlement agreement includes a $28.5 million imputed retail electric rate increase, partially offset by the actual 2012 fuel refund of $20.5 million. The difference between the 2012 fuel refund and the rate increase is being deferred for recovery in a future rate proceeding. As a result, there is no change to customers' 2013 retail electric rates. The settlement agreement also includes a $3.4 million retail natural gas rate decrease, which includes a deferral of $2.4 million of employee benefit costs that will be recovered in a future rate proceeding. The 2013 electric and natural gas rates were subject to downward adjustment based on updated December 31, 2012, pension and benefit cost estimates, which were filed with the PSCW on March 1, 2013. The settlement agreement reflects a 10.30% return on common equity and a common equity ratio of 51.61% in WPS's regulatory capital structure. In addition, WPS was authorized recovery of $5.9 million related to income tax amounts previously expensed due to the Federal Health Care Reform Act. As a result, this amount was recorded as a regulatory asset in 2012 and began being recovered from customers in 2013. The settlement agreement also authorized the recovery of direct Cross State Air Pollution Rule (CSAPR) costs incurred through the end of 2012. Lastly, the settlement agreement also authorized WPS to switch from production tax credits to Section 1603 Grants for the Crane Creek Wind Project.

A new decoupling mechanism for natural gas and electric residential and small commercial and industrial customers was approved as part of the settlement agreement on a pilot basis for 2013. The mechanism is based on total rate case-approved margins, rather than being calculated on a per-customer basis. The mechanism does not cover all customer classes, and it continues to include an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate proceeding.

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

Michigan

MGU Depreciation Case

In January 2013, the Michigan Court of Appeals issued an order reversing the MPSC's 2010 disallowance of $2.5 million associated with the early retirement of certain MGU assets. As a result, a $2.5 million reduction to depreciation expense was recorded in 2013. MGU has modified its depreciation study currently pending before the MPSC to reflect recovery of these previously disallowed costs. The deadline to appeal the Michigan Court of Appeals' order was March 7, 2013.

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

In April 2012, the State of Michigan Court of Appeals ruled in a Detroit Edison proceeding that the MPSC did not have authority to approve electric decoupling mechanisms. This decision was not appealed. As a result of this ruling, UPPCO expensed $1.5 million in the first quarter of 2012 related to electric decoupling amounts previously deferred for regulatory recovery. However, in August 2012, the MPSC issued an order stating it had the authority to approve UPPCO's decoupling mechanism, as UPPCO's decoupling mechanism was authorized pursuant to an MPSC-approved settlement agreement. Therefore, in the third quarter of 2012, UPPCO reversed the $1.5 million previously expensed in the first quarter of 2012.

Illinois

2013 Rate Cases

On July 31, 2012, PGL and NSG filed applications with the ICC to increase retail natural gas rates $78.3 million and $9.8 million, respectively, with rates expected to be effective in July 2013. Both PGL's and NSG's requests reflect a 10.75% return on common equity and a target common equity ratio of 50.00% in their regulatory capital structures. In their briefs, PGL and NSG reflected revised increases of $97.0 million and $9.6 million, respectively, including a revised requested return on common equity of 10.00%. The revised request at PGL was primarily driven by increased costs due to new permitting and restoration requirements, as well as modifications in natural gas main and service pipe installation procedures.

In its reply brief, the ICC Staff recommended rate increases of $12.9 million and $3.4 million for PGL and NSG, respectively, as well as a 9.06% return on common equity for both companies. Their recommendation also included a common equity ratio of 50.43% and 50.32% in PGL's and NSG's regulatory capital structures, respectively. In the Illinois Attorney General's reply brief, it recommended rate increases not to exceed $15.4 million- and $2.6 million for PGL and NSG, respectively, and in its initial brief, adopted the Staff's return on equity recommendations.

On April 26, 2013, the Administrative Law Judges served their proposed order recommending rate increases of $52.0 million and $6.1 million for PGL and NSG, respectively. This reflects a 9.33% return on common equity for both companies. The proposed order included a common equity ratio of 50.43% and 50.32% in PGL's and NSG's regulatory capital structures, respectively.  Exception briefs and replies to the proposed order are due May 9, 2013 and May 16, 2013, respectively. The ICC will issue a final order in this proceeding no later than June 27, 2013.

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

The Illinois Attorney General appealed to the Illinois Appellate Court (Court) the ICC's authority to approve decoupling and filed a motion to stay the implementation of the permanent decoupling mechanism or make collections subject to refund. In May 2012, the ICC issued a revised amendatory order granting the Illinois Attorney General's motion to make revenues collected under the permanent decoupling mechanism subject to refund. Refunds would have been required if the Court found that the ICC did not have authority to approve decoupling and ordered a refund. As a result, the recovery of amounts related to decoupling in 2012 were uncertain, and PGL and NSG had established offsetting reserves equal to decoupling amounts accrued. In March 2013, the Court issued an opinion that affirmed the ICC's order approving the permanent decoupling mechanism. Therefore, PGL's and NSG's permanent decoupling mechanism is in place for 2013, and decoupling amounts recorded in 2012 and 2013 are expected to be recovered or refunded, absent an adverse decision on appeal at the Illinois Supreme Court. Between April 1, 2013 and December 31, 2013, PGL and NSG expect to recover $14.8 million and $1.7 million, respectively, related to their 2012 decoupling mechanisms.

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

Integrys Energy Services initially expensed the majority of the total $19.2 million of billings received during the transitional period. The remaining amount was considered probable of recovery due to inconsistencies between the FERC's SECA order and the transmission owners' FERC-ordered compliance filings. Integrys Energy Services protested the FERC’s SECA order, and in August 2006, the Administrative Law Judge hearing the case issued an Initial Decision that was in substantial agreement with all of Integrys Energy Services' positions. In May 2010, the FERC ruled favorably for Integrys Energy Services on two issues, but reversed the rulings of the Initial Decision on nearly every other substantive issue. Integrys Energy Services and numerous other parties filed for rehearing of the FERC's order on the Initial Decision, which the FERC denied on September 30, 2011. The FERC has yet to issue an order on the compliance filings made by the transmission owners. Integrys Energy Services has appealed the adverse FERC decision to the U.S. Court of Appeals for the D.C. Circuit. As a result of the rulings received from the FERC in May 2010, Integrys Energy Services had a $3.8 million receivable recorded at March 31, 2013.

In January 2013, Integrys Energy Services reached a settlement with American Electric Power Service Corporation (AEP), and filed a Joint Stipulation and Agreement ("Settlement Agreement") with the FERC on January 10, 2013. If approved by the FERC, the Settlement Agreement will become effective on the date the FERC's order approving the Settlement Agreement becomes final and nonappealable. The Settlement Agreement provides that AEP would remit to Integrys Energy Services, in complete settlement of the matters at issue, a lump sum payment of $9.5 million within five business days of the effective date of the Settlement Agreement, and within five days of receipt of the lump sum payment, Integrys Energy Services would withdraw its petitions for review filed with the U.S. Court of Appeals for the D.C. Circuit.

NOTE 22 — SEGMENT OF BUSINESS

At March 31, 2013, we reported five segments, which are described below.

•	The natural gas utility segment includes the regulated natural gas utility operations of MERC, MGU, NSG, PGL, and WPS.

•	The electric utility segment includes the regulated electric utility operations of UPPCO and WPS.

•	The electric transmission investment segment includes our approximate 34% ownership interest in ATC. ATC is a federally regulated electric transmission company.

•
Integrys Energy Services is a diversified nonregulated retail energy supply and services company that primarily sells electricity and natural gas in deregulated markets. In addition, Integrys Energy Services invests in energy assets with renewable attributes.

•
The holding company and other segment includes the operations of the Integrys Energy Group holding company, ITF, and the PELLC holding company, along with any nonutility activities at IBS, MERC, MGU, NSG, PGL, UPPCO, and WPS.

The tables below present information related to our reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended
March 31, 2013
External revenues	$792.0	$331.8	$—	$1,123.8	$545.4	$9.0	$—	$1,678.2
Intersegment revenues	1.9	—	—	1.9	0.3	0.4	(2.6)	—
Depreciation and amortization expense	32.2	21.5	—	53.7	2.7	4.6	(0.1)	60.9
Earnings from equity method investments	—	—	21.7	21.7	0.2	0.4	—	22.3
Miscellaneous income	0.2	1.6	—	1.8	0.4	7.2	(3.7)	5.7
Interest expense	12.7	9.1	—	21.8	0.5	10.7	(3.7)	29.3
Provision (benefit) for income taxes	63.3	16.1	8.3	87.7	27.3	(5.4)	—	109.6
Net income (loss) from continuing operations	89.8	29.3	13.4	132.5	51.3	(1.6)	—	182.2
Discontinued operations	—	—	—	—	0.1	6.0	—	6.1
Preferred stock dividends of subsidiary	(0.1)	(0.7)	—	(0.8)	—	—	—	(0.8)
Net income attributed to common shareholders	89.7	28.6	13.4	131.7	51.4	4.4	—	187.5

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended
March 31, 2012
External revenues	$664.0	$307.0	$—	$971.0	$269.4	$7.5	$—	$1,247.9
Intersegment revenues	1.7	—	—	1.7	0.2	0.7	(2.6)	—
Depreciation and amortization expense	32.4	22.0	—	54.4	2.3	5.5	(0.1)	62.1
Earnings from equity method investments	—	—	20.8	20.8	0.1	0.2	—	21.1
Miscellaneous income	0.2	0.1	—	0.3	0.6	5.7	(4.2)	2.4
Interest expense	12.0	9.2	—	21.2	0.5	12.9	(4.2)	30.4
Provision (benefit) for income taxes	51.5	10.2	7.5	69.2	(12.3)	(9.5)	—	47.4
Net income (loss) from continuing operations	78.7	25.0	13.3	117.0	(19.1)	0.9	—	98.8
Discontinued operations	—	—	—	—	(1.0)	1.9	—	0.9
Preferred stock dividends of subsidiary	(0.1)	(0.7)	—	(0.8)	—	—	—	(0.8)
Net income (loss) attributed to common shareholders	78.6	24.3	13.3	116.2	(20.1)	2.8	—	98.9

NOTE 23 — NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Accounting Standards Update (ASU) 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued in February 2013. This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. Adoption of this guidance resulted in the addition of Note 17, "Accumulated Other Comprehensive Loss."

ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," was issued in December 2011. The guidance requires enhanced disclosures about offsetting and related arrangements. ASU 2013-01, "Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities," was issued in January 2013. This guidance clarifies that the scope of ASU 2011-11 applies to certain derivatives included in the Derivatives and Hedging Topic of the FASB ASC. Adoption of the guidance resulted in new disclosures in Note 3, "Risk Management Activities."

ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," was issued in July 2012. This guidance gives companies an option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, the fair value of the indefinite-lived intangible asset must be determined, and a quantitative impairment test is required. Otherwise, a company can bypass the quantitative impairment test. Adoption of this guidance did not have an impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2012.

SUMMARY

We are a diversified energy holding company with regulated natural gas and electric utility operations (serving customers in Illinois, Michigan, Minnesota, and Wisconsin), an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company), and nonregulated energy operations.

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except per share amounts)	2013	2012
Natural gas utility operations	$89.7	$78.6	14.1%
Electric utility operations	28.6	24.3	17.7%
Electric transmission investment	13.4	13.3	0.8%
Integrys Energy Services’ operations	51.4	(20.1)	N/A
Holding company and other operations	4.4	2.8	57.1%

Net income attributed to common shareholders	$187.5	$98.9	89.6%

Basic earnings per share	$2.38	$1.26	88.9%
Diluted earnings per share	$2.37	$1.25	89.6%

Average shares of common stock
Basic	78.7	78.6	0.1%
Diluted	79.3	79.2	0.1%

First Quarter 2013 Compared with First Quarter 2012

Our 2013 first quarter earnings were $187.5 million, compared with 2012 first quarter earnings of $98.9 million. The $88.6 million increase in earnings was driven by:

•	A $66.8 million after-tax non-cash increase in Integrys Energy Services’ margins related to derivative and inventory fair value adjustments.

•
A $9.9 million after-tax increase in natural gas utility margins due to the reversal of reserves recorded in 2012 against decoupling accruals at PGL and NSG. In March 2013, the Illinois Appellate Court affirmed the ICC's authority to approve the permanent decoupling mechanisms. See Note 21, "Regulatory Environment," for more information.

•
A $6.4 million after-tax increase in natural gas utility margins due to a net increase in sales volumes driven by a return to more normal weather during 2013 compared with unusually warm weather in 2012, net of decoupling.

•	A $5.2 million increase in income from discontinued operations. See Note 5, "Discontinued Operations," for more information.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except heating degree days)	2013	2012
Revenues	$793.9	$665.7	19.3%
Purchased natural gas costs	424.1	346.5	22.4%
Margins	369.8	319.2	15.9%

Operating and maintenance expense	162.1	135.3	19.8%
Depreciation and amortization expense	32.2	32.4	(0.6)%
Taxes other than income taxes	9.9	9.5	4.2%
Operating income	165.6	142.0	16.6%

Miscellaneous income	0.2	0.2	—%
Interest expense	(12.7)	(12.0)	5.8%
Other expense	(12.5)	(11.8)	5.9%

Income before taxes	$153.1	$130.2	17.6%

Retail throughput in therms
Residential	775.9	606.4	28.0%
Commercial and industrial	236.8	183.4	29.1%
Other	20.0	18.7	7.0%
Total retail throughput in therms	1,032.7	808.5	27.7%

Transport throughput in therms
Residential	111.3	87.1	27.8%
Commercial and industrial	551.6	476.7	15.7%
Total transport throughput in therms	662.9	563.8	17.6%

Total throughput in therms	1,695.6	1,372.3	23.6%

Weather
Average heating degree days	3,506	2,589	35.4%

First Quarter 2013 Compared with First Quarter 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less purchased natural gas costs. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 4% decrease in the average per-unit cost of natural gas sold during the first quarter of 2013, which had no impact on margins.

Regulated natural gas utility segment margins increased $50.6 million, driven by:

•	An approximate $28 million net increase in margins, including the impact of decoupling, due to a 23.6% increase in volumes sold in the first quarter of 2013.

◦	A return to more normal weather during 2013, compared with unusually warm weather in 2012, drove an approximate $43 million increase in margins. Heating degree days increased 35.4%.

◦	Lower sales volumes excluding the impact of weather resulted in an approximate $1 million decrease in margins. Sales volumes were slightly lower due to lower use per customer.

◦
Decoupling impacts at certain natural gas utilities partially offset the net positive impact of volumes discussed above and decreased margins approximately $14 million. Decoupling does not cover all jurisdictions or customer classes. In addition, this decrease is net of the $17 million positive impact of the 2013 reversal of reserves that had been recorded in 2012 against decoupling accruals at PGL and NSG. See Note 21, "Regulatory Environment," for more information.

•	An approximate $22 million net increase in margins related to certain riders at PGL and NSG. This increase was offset by an equal increase in operating expenses, resulting in no impact on earnings.

◦
PGL and NSG recovered approximately $13 million more for environmental cleanup costs at their former manufactured gas plant sites related to an increase in remediation activity during 2013. See Note 12, "Commitment and Contingencies," for more information about the manufactured gas plant sites.

◦	PGL and NSG billed approximately $9 million more to customers for energy efficiency programs in 2013.

•	An approximate $1 million net increase in margins due to rate orders. See Note 21, "Regulatory Environment," for more information.

◦	The rate increases at PGL and NSG, effective January 21, 2012, and other impacts of rate design, had an approximate $3 million positive impact on margins.

◦	A reduction in rates at WPS, effective January 1, 2013, resulted in an approximate $3 million negative impact on margins.

◦
MERC had an approximate $1 million increase in margins primarily driven by the impact of a rate order from the MPUC finalized in January 2013. Customer refunds were accrued in the first quarter of 2012 as a result of 2011 interim rates that were in effect.

Operating Income

Operating income at the regulated natural gas utility segment increased $23.6 million. This increase was driven by the $50.6 million increase in margins discussed above, partially offset by a $27.0 million increase in operating expenses.

The increase in operating expenses was primarily related to:

•
An approximate $22 million net increase at PGL and NSG driven by higher amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites and an increase in regulatory liabilities related to energy efficiency programs. Margins increased by an equal amount, resulting in no impact on earnings.

•
A $4.6 million increase in employee benefit costs. The increase was partially due to higher pension expense, primarily at PGL, driven by a lower discount rate used in 2013. The lower discount rate did not significantly impact the other natural gas utilities due to an increase in contributions to those plans in prior years, which increased plan assets. Amortization of negative investment returns from prior years also increased pension expense in 2013.

The increase in operating expenses was partially offset by a $0.2 million decrease in depreciation and amortization expense. The decrease was driven by a $2.5 million reduction in expense at MGU. In January 2013, the Michigan Court of Appeals issued an order reversing the MPSC's previously ordered disallowance of $2.5 million associated with the early retirement of certain MGU assets in 2010. See Note 21, "Regulatory Environment," for more information. This decrease was partially offset by an increase in depreciation and amortization expense resulting from increased investment in property and equipment, primarily driven by the AMRP at PGL.

Regulated Electric Utility Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except degree days)	2013	2012
Revenues	$331.8	$307.0	8.1%
Fuel and purchased power costs	143.2	127.5	12.3%
Margins	188.6	179.5	5.1%

Operating and maintenance expense	101.4	100.3	1.1%
Depreciation and amortization expense	21.5	22.0	(2.3)%
Taxes other than income taxes	12.8	12.9	(0.8)%
Operating income	52.9	44.3	19.4%

Miscellaneous income	1.6	0.1	1,500.0%
Interest expense	(9.1)	(9.2)	(1.1)%
Other expense	(7.5)	(9.1)	(17.6)%

Income before taxes	$45.4	$35.2	29.0%

Sales in kilowatt-hours
Residential	823.8	775.2	6.3%
Commercial and industrial	2,072.0	2,087.8	(0.8)%
Wholesale	1,046.6	1,023.5	2.3%
Other	10.7	10.9	(1.8)%
Total sales in kilowatt-hours	3,953.1	3,897.4	1.4%

Weather
WPS:
Heating degree days	3,803	2,864	32.8%
Cooling degree days	—	11	(100.0)%

UPPCO:
Heating degree days	4,087	3,282	24.5%

First Quarter 2013 Compared with First Quarter 2012

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

Regulated electric utility segment margins increased $9.1 million, driven by:

•
An approximate $5 million increase in margins due to a retail electric rate increase at WPS, effective January 1, 2013. For more information on the WPS 2013 rate order, see Note 21, "Regulatory Environment."

•
An approximate $4 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The increase was primarily due to a 6.3% increase in sales volumes to residential customers. The quarter-over-quarter impact of decoupling does not directly correlate with the quarter-over-quarter impact of the change in sales volumes, as WPS's decoupling mechanism was changed in 2013, and UPPCO did not have decoupling in 2012. See Note 21, "Regulatory Environment," for more information.

•
A $1.5 million increase in margins due to the quarter-over-quarter impact of the write-off of UPPCO’s net regulatory asset related to its 2010 and 2011 decoupling deferrals in the first quarter of 2012. The write-off was reversed in the third quarter of 2012.

•
Partially offsetting these increases was an approximate $2 million quarter-over-quarter decrease in margins because WPS fuel costs not included in the fuel window were lower than rate case-approved amounts in 2012.

Operating Income

Operating income at the regulated electric utility segment increased $8.6 million. The increase was driven by the $9.1 million increase in margins discussed above, partially offset by a $0.5 million increase in operating expenses. The increase in operating expenses was driven by:

•	A $2.2 million increase in employee benefit related expenses, and

•	A $2.0 million increase in electric transmission expense.

These increased expenses were partially offset by:

•	The $1.8 million positive impact of the deferral of employee benefit costs that will be recovered in a future rate proceeding as a result of the WPS 2013 rate order.

•
A $1.2 million decrease in depreciation expense primarily due to a reduction in the depreciable basis of WPS's Crane Creek Wind Project. The reduction is the result of WPS's election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•	A $1.0 million decrease in maintenance expense, mainly due to fewer storms in WPS's service territories in 2013 compared to 2012.

Other Expense

Other expense decreased $1.6 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Electric Transmission Investment Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions)	2013	2012
Earnings from equity method investments	$21.7	$20.8	4.3%

First Quarter 2013 Compared with First Quarter 2012

Earnings from Equity Method Investments

Earnings from equity method investments at the electric transmission investment segment increased $0.9 million in the first quarter of 2013. The increase resulted from higher earnings related to our approximate 34% ownership interest in ATC. Our income increases as ATC continues to increase its rate base by investing in transmission equipment and facilities for improved reliability and economic benefits for customers.

Integrys Energy Services Nonregulated Segment Operations

While sustained low commodity prices, capital costs, and market volatility have led to competitive pressure on per-unit margins, Integrys Energy Services has been able to take advantage of continued growth opportunities in certain markets by increasing volumes delivered and contracted for future delivery. Delivered electric and natural gas volumes have grown by approximately 48% and 28%, respectively, when comparing the three months ended March 31, 2013, and 2012. In addition, Integrys Energy Services' electric and natural gas volumes for future delivery have grown by approximately 33% and 32%, respectively, when comparing the future contracted volumes at March 31, 2013 to March 31, 2012.

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except natural gas sales volumes)	2013	2012
Revenues	$545.7	$269.6	102.4%
Cost of sales	430.7	270.1	59.5%
Margins	115.0	(0.5)	N/A
Margin Detail
Realized retail electric margins	23.9	16.9	41.4%
Realized wholesale electric margins (1)	—	(0.6)	(100.0)%
Realized renewable energy asset margins	3.0	2.6	15.4%
Fair value accounting adjustments	62.7	(42.7)	N/A
Electric and renewable energy asset margins	89.6	(23.8)	N/A
Realized retail natural gas margins	18.9	23.5	(19.6)%
Realized wholesale natural gas margins (1)	0.2	(0.6)	N/A
Lower-of-cost-or-market inventory adjustments	4.0	1.6	150.0%
Fair value accounting adjustments	2.3	(1.2)	N/A
Natural gas margins	25.4	23.3	9.0%

Operating and maintenance expense	32.8	27.5	19.3%
Depreciation and amortization expense	2.7	2.3	17.4%
Taxes other than income taxes	1.0	1.3	(23.1)%
Operating income (loss)	78.5	(31.6)	N/A

Earnings from equity method investments	0.2	0.1	100.0%
Miscellaneous income	0.4	0.6	(33.3)%
Interest expense	(0.5)	(0.5)	—%
Other income	0.1	0.2	(50.0)%

Income (loss) before taxes	$78.6	$(31.4)	N/A

Physically settled volumes
Retail electric sales volumes in kwh	4,318.2	2,918.9	47.9%
Wholesale assets and distributed solar electric sales volumes in kwh (2)	18.0	22.2	(18.9)%
Retail natural gas sales volumes in bcf	50.7	39.6	28.0%

kwh — kilowatt-hours
bcf — billion cubic feet

(1)	Realized wholesale activity relates to remaining contracts for which offsetting positions were entered into.

(2)	The volumes related to the remaining wholesale electric contracts are not significant.

First Quarter 2013 Compared with First Quarter 2012

Revenues

Integrys Energy Services’ revenues increased $276.1 million, primarily driven by higher retail commodity sales volumes and higher average commodity prices.

Margins

Integrys Energy Services’ margins increased $115.5 million. Significant items contributing to the change in margins were as follows:

Electric and Renewable Energy Asset Margins

Realized retail electric margins

Realized retail electric margins increased $7.0 million, primarily driven by higher sales volumes, partially offset by continued competitive pressure on per-unit margins.

Realized renewable energy asset margins

Realized renewable energy asset margins increased $0.4 million. The increase was primarily driven by continued investment in solar energy projects.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $105.4 million increase in electric margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts. These adjustments will reverse in future periods as contracts settle.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins decreased $4.6 million. The decrease was primarily driven by continued competitive pressure on per-unit margins. In the first quarter of 2013, there were also fewer opportunities to take advantage of natural gas price volatility and changes in market prices for natural gas storage and transportation capacity. These decreases were partially offset by higher sales volumes.

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market. When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value. These write-downs result in higher margins in future periods as the inventory that was written down is sold. The $2.4 million quarter-over-quarter increase in margins from inventory adjustments was driven by lower write-downs.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $3.5 million increase in natural gas margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts. These adjustments will reverse in future periods as contracts settle.

Operating Income (Loss)

Integrys Energy Services’ operating income was $78.5 million in 2013 compared with an operating loss of $31.6 million in 2012. The main driver of the increase in operating income was the $115.5 million increase in margins discussed above, partially offset by a $5.4 million increase in operating expenses, driven by:

•	A $4.5 million increase in professional fees, primarily related to the expansion of the residential and small commercial customer segment.

•	A $1.9 million increase in payroll and employee benefit expenses.

Holding Company and Other Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions)	2013	2012
Operating loss	$(3.9)	$(1.6)	143.8%
Other expense	(3.1)	(7.0)	(55.7)%
Net loss before taxes	$(7.0)	$(8.6)	(18.6)%

First Quarter 2013 Compared with First Quarter 2012

Operating Loss

Operating loss at the holding company and other segment increased $2.3 million in 2013. The increase was driven primarily by increased operating losses at ITF.

Other Expense

Other expense at the holding company and other segment decreased $3.9 million in 2013. The decrease was driven by tax credits recorded at ITF in 2013 as a result of the American Taxpayer Relief Act of 2012. In addition, interest expense on long-term debt decreased, driven by lower average outstanding long-term debt in 2013.

Provision for Income Taxes

	Three Months Ended March 31
	2013	2012
Effective Tax Rate	37.6%	32.4%

First Quarter 2013 Compared with First Quarter 2012

Our effective tax rate increased in the first quarter of 2013. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for WPS's Crane Creek Wind Project in lieu of production tax credits (PTCs). As a result, we no longer claim wind PTCs on any of our qualifying facilities. In the first quarter of 2012, our effective tax rate was lowered by the effective settlement of certain state income tax examinations and a remeasurement of uncertain tax positions included in our liability for unrecognized tax benefits. We decreased our provision for income taxes $5.2 million in 2012, primarily related to the effective settlement and remeasurement of these positions.

Discontinued Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions)	2013	2012
Discontinued operations, net of tax	$6.1	$0.9	577.8%

First Quarter 2013 Compared with First Quarter 2012

Income from discontinued operations, net of tax, increased $5.2 million in 2013. In the first quarter of 2013, we remeasured uncertain tax positions included in our liability for unrecognized tax benefits after effectively settling a certain state income tax examination. We reduced the provision for income taxes related to this remeasurement, of which the majority was reported as discontinued operations. Income from discontinued operations also increased from recognition of a $1.0 million gain on sale at closing related to Beaver Falls and Syracuse in the first quarter of 2013. See Note 5, “Discontinued Operations,” for more information.

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

Operating Cash Flows

During the three months ended March 31, 2013, net cash provided by operating activities was $319.6 million, compared with $224.8 million for the same period in 2012. The $94.8 million increase in net cash provided by operating activities was largely driven by:

•	A $183.0 million decrease in contributions to pension and other postretirement benefit plans.

•
The $29.1 million quarter-over-quarter positive impact primarily related to Integrys Energy Services' collateral on deposit with brokers, mainly due to higher forward prices of natural gas and electricity.

Partially offsetting these increases were the following:

•	WPS paid $50.0 million in 2013 for the early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•
A $35.4 million quarter-over-quarter decrease in cash at PGL and NSG due to natural gas cost under-collections from customers in 2013 versus natural gas cost over-collections from customers in 2012. The quarter-over-quarter change was driven by higher natural gas prices in 2013.

•	Cash received from income taxes decreased $32.2 million primarily due to refunds received in 2012 related to prior year amended tax returns.

Investing Cash Flows

Net cash used for investing activities was $473.2 million during the three months ended March 31, 2013, compared with $136.6 million for the same period in 2012. The $336.6 million increase in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 for WPS's purchase of Fox Energy Company LLC. See Note 4, "Acquisitions," for additional information regarding this acquisition. Also contributing to the increase was a $24.0 million increase in cash used for other capital expenditures (discussed below). These increases in net cash used were partially offset by the $69.0 million positive impact from the receipt of a Section 1603 Grant for the Crane Creek Wind Project in 2013.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2013	2012	Change
Natural gas utility	$85.8	$78.9	$6.9
Electric utility	439.9	30.8	409.1
Integrys Energy Services	3.4	8.2	(4.8)
Holding company and other	9.5	5.1	4.4
Integrys Energy Group consolidated	$538.6	$123.0	$415.6
The increase in capital expenditures at the electric utility segment was primarily due to WPS's purchase of the Fox Energy Center in 2013 and an increase in expenditures related to environmental compliance projects at the Columbia plant.
Financing Cash Flows
Net cash provided by financing activities was $197.2 million during the three months ended March 31, 2013, compared with $74.9 million of net cash used for financing activities for the same period in 2012. The $272.1 million quarter-over-quarter positive impact from financing activities was primarily due to WPS borrowing $200.0 million under its term credit facility in 2013 to finance the acquisition of Fox Energy Company LLC. Also contributing to the increase was a $71.8 million increase in net short-term borrowings.
Significant Financing Activities

The following table provides a summary of common stock activity to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans:

Period	Method of meeting requirements
Beginning 02/05/2013	Issuing new shares
01/01/2012 – 02/04/2013	Purchased shares on the open market
For information on short-term debt, see Note 9, "Short-Term Debt and Lines of Credit."
For information on the issuance and redemption of long-term debt in 2013, see Note 10, "Long-Term Debt."

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

Discontinued Operations

These cash flows primarily relate to the operations of WPS Beaver Falls Generation, LLC, WPS Syracuse Generation, LLC, and Combined Locks Energy Center, LLC. In addition, the 2012 cash flows also include the operations of WPS Westwood Generation, LLC. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations," and Note 5, "Discontinued Operations," for more information.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2013, including those of our subsidiaries.

		Payments Due By Period
(Millions)	Total Amounts Committed	2013	2014 to 2015	2016 to 2017	2018 and Later Years
Long-term debt principal and interest payments (1)	$3,379.9	$369.5	$403.2	$632.5	$1,974.7
Operating lease obligations	91.7	6.4	11.8	12.3	61.2
Energy and transportation purchase obligations (2)	2,629.1	770.4	776.7	283.0	799.0
Purchase orders (3)	713.5	705.2	3.3	0.8	4.2
Capital contributions to equity method investment	5.1	5.1	—	—	—
Pension and other postretirement funding obligations (4)	538.4	37.5	170.1	60.8	270.0
Uncertain tax positions	0.3	0.3	—	—	—
Total contractual cash obligations	$7,358.0	$1,894.4	$1,365.1	$989.4	$3,109.1

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2018.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $639.6 million at March 31, 2013, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 12, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect estimated future payments for the March 31, 2013 liability of $3.6 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 11, “Income Taxes,” for more information about unrecognized tax benefits.

Capital Requirements
As of March 31, 2013, our capital expenditures by segment for 2013 through 2015 were expected to be as follows:

(Millions)
Natural Gas Utility
Distribution projects and underground storage facilities	$1,073
Other projects	70

Electric Utility
Environmental projects *	419
Acquisition of Fox Energy Center	392
Distribution and energy supply operations projects	347
Other projects	57

Integrys Energy Services
Renewable energy and other projects	145

Holding Company and Other
Compressed natural gas fueling stations	158
Corporate or shared services software and infrastructure projects	152
Repairs and safety measures at nonutility hydroelectric facilities	3
Total capital expenditures	$2,816
* Includes $270.2 million related to the installation of ReACTTM emission control technology at Weston 3 and $127.8 million related to the installation of scrubbers at the Columbia plant.
We expect to provide capital contributions to ATC (not included in the above table) of approximately $61 million from 2013 through 2015.
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

WPS currently has two shelf registration statements. Under these registration statements, WPS may issue up to $500.0 million of additional senior debt securities and up to $30.0 million of preferred stock. Amounts, prices, and terms will be determined at the time of future offerings.

At March 31, 2013, we and each of our subsidiaries were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 9, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements. See Note 10, “Long-Term Debt,” for more information on long-term debt.

Various laws, regulations, and financial covenants impose restrictions on the ability of certain of our regulated utility subsidiaries to transfer funds to us in the form of dividends. Our regulated utility subsidiaries are prohibited from loaning funds to us, either directly or indirectly. Although these restrictions limit the amount of funding the various operating subsidiaries can provide to us, management does not believe these restrictions will have a significant impact on our ability to access cash for payment of dividends on common stock or other future funding obligations. See Note 16, "Common Equity," for more information on dividend restrictions.

Other Future Considerations

Decoupling

The Illinois Attorney General had appealed the ICC's authority to approve PGL's and NSG's permanent decoupling mechanism. As a result, revenues collected under this mechanism are potentially subject to refund. In 2012, PGL and NSG established offsetting reserves equal to decoupling amounts accrued. In March 2013, the Illinois Appellate Court affirmed the ICC's authority to approve the permanent decoupling mechanism.

Therefore, PGL's and NSG's permanent decoupling mechanism is in place for 2013. Decoupling amounts recorded in 2012 and 2013 are expected to be recovered or refunded, absent an adverse decision on appeal at the Illinois Supreme Court.

See Note 21, "Regulatory Environment," for more information on all of our subsidiaries' decoupling mechanisms.

Climate Change

The EPA began regulating greenhouse gas emissions under the Clean Air Act in January 2011 by applying the Best Available Control Technology (BACT) requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters. Technology to remove and sequester greenhouse gas emissions is not commercially available at scale. Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment. In March 2012, the EPA issued a proposed rule that would impose a carbon dioxide emission rate limit on new electric generating units. The proposed limit may prevent the construction of new coal units until technology becomes commercially available. The EPA has not committed to a schedule for proposing performance standards for existing units.

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

Illinois Natural Gas Formula Rates

In February 2013, Senate Bill 1665 and House Bill 2414, The Natural Gas Modernization, Public Safety and Jobs Act, were introduced in the Illinois General Assembly. This act would allow certain natural gas utilities, including PGL and NSG, to file performance-based formula rate tariffs for setting rates, including a pre-defined return on equity based on U.S. Treasury Bond rates, and bill impact caps. The timing and outcome of this act is currently unknown.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012, are still current and that there have been no significant changes.

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

Commodity Price Risk

To measure commodity price risk exposure, we employ a number of controls and processes, including a value-at-risk (VaR) analysis of certain of our exposures. Integrys Energy Services’ VaR is calculated using nondiscounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and 99% confidence level. For further explanation of our VaR calculation, see our 2012 Annual Report on Form 10-K.

The VaR for Integrys Energy Services’ open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2013	2012
As of March 31	$0.2	$0.1
Average for 12 months ended March 31	0.1	0.1
High for 12 months ended March 31	0.2	0.2
Low for 12 months ended March 31	0.1	0.1

The VaR for Integrys Energy Services’ open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2013	2012
As of March 31	$0.7	$0.4
Average for 12 months ended March 31	0.6	0.5
High for 12 months ended March 31	0.7	0.7
Low for 12 months ended March 31	0.4	0.4

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

Interest Rate Risk

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt. We may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure.

Based on the variable rate debt outstanding at March 31, 2013, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $7.6 million. Comparatively, based on the variable rate debt outstanding at March 31, 2012, an increase in interest rates of 100 basis points would have increased annual interest expense by $3.3 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Other than the above-mentioned changes, our market risks have not changed materially from the market risks reported in our 2012 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters, see Note 12, “Commitments and Contingencies.”

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We are a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to make payments to us in the form of dividends or otherwise. For information regarding restrictions on the ability of our subsidiaries to pay us dividends, see Note 16, “Common Equity.”

Issuer Purchases of Equity Securities

As of February 5, 2013, we began issuing new shares of common stock to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans. Prior to this date, shares were purchased in the open market to meet the requirements of these plans. The following table provides a summary of common stock purchases for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/13 — 01/31/13 *	15,005	$54.16	—	—
02/01/13 — 02/28/13 *	6,405	55.39	—	—
03/01/13 — 03/31/13	—	—	—	—
Total	21,410	$54.53	—	—

*
Represents shares of common stock purchased in the open market by American Stock Transfer & Trust Company to provide shares of common stock to participants in the Stock Investment Plan and to satisfy obligations under various stock-based employee benefit and compensation plans.

Item 6. Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRYS ENERGY GROUP, INC.
(Registrant)

Date: May 1, 2013	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

101
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information.