Form 10-Q
period 2013-06-30
INTEGRYS ENERGY GROUP, INC.
filed 2013-08-06
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common stock, $1 par value,
79,589,528 shares outstanding at
August 2, 2013

INTEGRYS ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

i

Acronyms Used in this Quarterly Report on Form 10-Q

AFUDC	Allowance for Funds Used During Construction
AMRP	Accelerated Natural Gas Main Replacement Program
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
ITF	Integrys Transportation Fuels, LLC (doing business as Trillium CNG)
LIFO	Last-in, First-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midcontinent Independent System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
N/A	Not Applicable
NSG	North Shore Gas Company
OCI	Other Comprehensive Income
PELLC	Peoples Energy, LLC (formerly known as Peoples Energy Corporation)
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share data)	2013	2012	2013	2012
Utility revenues	$694.4	$563.6	$1,818.2	$1,534.6
Nonregulated revenues	421.6	276.0	976.0	552.9
Total revenues	1,116.0	839.6	2,794.2	2,087.5

Utility cost of fuel, natural gas, and purchased power	296.0	225.9	861.1	698.2
Nonregulated cost of sales	447.9	192.3	884.7	466.0
Operating and maintenance expense	288.7	249.0	583.8	508.3
Depreciation and amortization expense	65.5	62.6	126.4	124.7
Taxes other than income taxes	24.8	22.7	52.0	50.1
Operating income (loss)	(6.9)	87.1	286.2	240.2

Earnings from equity method investments	22.8	22.2	45.1	43.3
Miscellaneous income	5.5	1.7	11.2	4.1
Interest expense	(28.6)	(29.7)	(57.9)	(60.1)
Other expense	(0.3)	(5.8)	(1.6)	(12.7)

Income (loss) before taxes	(7.2)	81.3	284.6	227.5
Provision (benefit) for income taxes	(3.3)	29.6	106.3	77.0
Net income (loss) from continuing operations	(3.9)	51.7	178.3	150.5

Discontinued operations, net of tax	(0.8)	(2.1)	5.3	(1.2)
Net income (loss)	(4.7)	49.6	183.6	149.3

Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Noncontrolling interest in subsidiaries	0.1	—	0.1	—
Net income (loss) attributed to common shareholders	$(5.4)	$48.8	$182.1	$147.7

Average shares of common stock
Basic	79.4	78.5	79.0	78.5
Diluted	79.4	79.3	79.7	79.3

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$(0.06)	$0.65	$2.24	$1.90
Discontinued operations, net of tax	(0.01)	(0.03)	0.07	(0.02)
Earnings (loss) per common share (basic)	$(0.07)	$0.62	$2.31	$1.88

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$(0.06)	$0.65	$2.22	$1.88
Discontinued operations, net of tax	(0.01)	(0.03)	0.07	(0.02)
Earnings (loss) per common share (diluted)	$(0.07)	$0.62	$2.29	$1.86

Dividends per common share declared	$0.68	$0.68	$1.36	$1.36

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2013	2012	2013	2012
Net income (loss)	$(4.7)	$49.6	$183.6	$149.3

Other comprehensive income, net of tax:
Cash flow hedges
Unrealized net gains (losses) arising during period, net of tax of $ – million, $ – million, $ – million, and $(0.2) million, respectively	0.6	0.1	0.7	(0.2)
Reclassification of net losses to net income, net of tax of $0.9 million, $0.6 million, $1.5 million, and $1.6 million, respectively	1.5	1.0	2.4	2.5
Cash flow hedges, net	2.1	1.1	3.1	2.3

Defined benefit plans
Amortization of pension and other postretirement benefit costs included in net periodic benefit cost, net of tax of $0.4 million, $0.2 million, $0.8 million, and $0.5 million, respectively	0.6	0.4	1.2	0.7
Other comprehensive income, net of tax	2.7	1.5	4.3	3.0
Comprehensive income (loss)	(2.0)	51.1	187.9	152.3
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Noncontrolling interest in subsidiaries	0.1	—	0.1	—
Comprehensive income (loss) attributed to common shareholders	$(2.7)	$50.3	$186.4	$150.7

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2013	2012
Assets
Cash and cash equivalents	$20.2	$27.4
Collateral on deposit	60.3	41.0
Accounts receivable and accrued unbilled revenues, net of reserves of $48.7 and $43.5, respectively	688.2	796.8
Inventories	206.3	271.9
Assets from risk management activities	181.8	145.4
Regulatory assets	102.3	110.8
Assets held for sale	1.5	10.1
Deferred income taxes	2.2	64.3
Prepaid taxes	191.0	152.8
Other current assets	34.9	38.6
Current assets	1,488.7	1,659.1

Property, plant, and equipment, net of accumulated depreciation of $3,269.1 and $3,114.7, respectively	6,062.6	5,501.9
Regulatory assets	1,824.5	1,813.8
Assets from risk management activities	62.1	45.3
Equity method investments	527.5	512.2
Goodwill	662.1	658.3
Other long-term assets	149.5	136.8
Total assets	$10,777.0	$10,327.4

Liabilities and Equity
Short-term debt	$833.2	$482.4
Current portion of long-term debt	276.5	313.5
Accounts payable	484.7	457.7
Liabilities from risk management activities	198.1	181.9
Accrued taxes	50.5	83.0
Regulatory liabilities	73.8	65.6
Liabilities held for sale	—	0.2
Other current liabilities	211.3	229.0
Current liabilities	2,128.1	1,813.3

Long-term debt	1,886.2	1,931.7
Deferred income taxes	1,298.4	1,203.8
Deferred investment tax credits	48.5	49.3
Regulatory liabilities	377.9	370.5
Environmental remediation liabilities	629.6	651.5
Pension and other postretirement benefit obligations	569.6	625.2
Liabilities from risk management activities	64.3	58.4
Asset retirement obligations	421.5	411.2
Other long-term liabilities	147.1	135.7
Long-term liabilities	5,443.1	5,437.3

Commitments and contingencies

Common stock – $1 par value; 200,000,000 shares authorized; 79,456,539 shares issued; 78,994,158 shares outstanding	79.5	78.3
Additional paid-in capital	2,627.0	2,574.6
Retained earnings	506.0	431.5
Accumulated other comprehensive loss	(36.6)	(40.9)
Shares in deferred compensation trust	(22.3)	(17.7)
Total common shareholders’ equity	3,153.6	3,025.8

Preferred stock of subsidiary – $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	1.1	(0.1)
Total liabilities and equity	$10,777.0	$10,327.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2013	2012
Operating Activities
Net income	$183.6	$149.3
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(5.3)	1.2
Depreciation and amortization expense	126.4	124.7
Recoveries and refunds of regulatory assets and liabilities	28.8	14.9
Bad debt expense	14.4	15.1
Pension and other postretirement expense	31.8	35.3
Pension and other postretirement contributions	(64.2)	(247.0)
Deferred income taxes and investment tax credits	144.0	65.4
Equity income, net of dividends	(9.6)	(9.1)
Termination of tolling agreement with Fox Energy Company LLC	(50.0)	—
Other	13.6	3.5
Changes in working capital
Collateral on deposit	(19.6)	(7.5)
Accounts receivable and accrued unbilled revenues	19.8	223.7
Inventories	69.8	111.6
Other current assets	(54.0)	49.6
Accounts payable	41.3	(62.8)
Temporary LIFO liquidation credit	33.4	2.5
Other current liabilities	(56.2)	(38.5)
Net cash provided by operating activities	448.0	431.9

Investing Activities
Capital expenditures	(300.1)	(249.2)
Proceeds from the sale or disposal of assets	3.1	5.9
Capital contributions to equity method investments	(6.8)	(15.5)
Acquisition of Fox Energy Company LLC	(391.6)	—
Acquisitions at Integrys Energy Services	(12.4)	—
Grant received related to Crane Creek Wind Project	69.0	—
Other	(5.6)	(3.6)
Net cash used for investing activities	(644.4)	(262.4)

Financing Activities
Short-term debt, net	150.8	(24.3)
Borrowing on term credit facility	200.0	—
Issuance of long-term debt	104.0	28.0
Repayment of long-term debt	(187.0)	(28.2)
Proceeds from stock option exercises	31.2	28.3
Shares purchased for stock-based compensation	(2.0)	(50.1)
Payment of dividends
Preferred stock of subsidiary	(1.6)	(1.6)
Common stock	(100.7)	(106.0)
Payments made on derivative contracts related to divestitures classified as financing activities	(5.5)	(19.8)
Other	(1.9)	0.1
Net cash provided by (used for) financing activities	187.3	(173.6)

Change in cash and cash equivalents – continuing operations	(9.1)	(4.1)
Change in cash and cash equivalents – discontinued operations
Net cash provided by operating activities	0.3	1.8
Net cash provided by (used for) investing activities	1.6	(0.1)
Net change in cash and cash equivalents	(7.2)	(2.4)
Cash and cash equivalents at beginning of period	27.4	28.1
Cash and cash equivalents at end of period	$20.2	$25.7

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2013

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

Reclassification
We adjusted changes in working capital on the statements of cash flows for the six months ended June 30, 2012, by reclassifying $(4.7) million related to materials and supplies from other current assets to inventories to be consistent with the current period presentation. This reclassification had no impact on total cash flows from operating activities.
NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is a supplemental disclosure to our statements of cash flows:

	Six Months Ended June 30
(Millions)	2013	2012
Cash paid for interest	$57.1	$55.1
Cash received for income taxes	(1.3)	(35.7)

Cash received for income taxes decreased $34.4 million, primarily due to a federal income tax refund received in 2012 related to a net operating loss incurred in 2010 that was carried back to a prior year. The 2010 net operating loss was driven by bonus depreciation.

Significant noncash transactions were:

	Six Months Ended June 30
(Millions)	2013	2012
Construction costs funded through accounts payable	$81.8	$79.7
Equity issued for stock-based compensation plans	22.7	—
Equity issued for reinvested dividends	6.1	—
Contingent consideration and payables related to the acquisition of Compass Energy Services *	9.1	—

* See Note 4, "Acquisitions," for more information on the contingent consideration.

NOTE 3 — RISK MANAGEMENT ACTIVITIES

The following tables show our assets and liabilities from risk management activities:

		June 30, 2013
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Nonhedge derivatives
Natural gas contracts	Current	$2.0	$6.8
Natural gas contracts	Long-term	0.6	0.7
Financial transmission rights (FTRs)	Current	4.5	0.6
Petroleum product contracts	Current	—	0.1
Coal contracts	Current	—	2.0
Coal contracts	Long-term	—	0.3

Nonregulated Segments
Nonhedge derivatives
Natural gas contracts	Current	61.3	52.1
Natural gas contracts	Long-term	29.1	18.2
Electric contracts	Current	114.0	136.5
Electric contracts	Long-term	32.4	45.1
	Current	181.8	198.1
	Long-term	62.1	64.3
Total		$243.9	$262.4

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2012
(Millions)	Balance Sheet Presentation *	Assets from Risk Management Activities	Liabilities from Risk Management Activities
Utility Segments
Nonhedge derivatives
Natural gas contracts	Current	$2.5	$14.0
Natural gas contracts	Long-term	0.9	0.8
FTRs	Current	2.1	0.1
Petroleum product contracts	Current	0.2	—
Coal contracts	Current	0.3	4.7
Coal contracts	Long-term	2.2	4.3
Cash flow hedges
Natural gas contracts	Current	—	0.4

Nonregulated Segments
Nonhedge derivatives
Natural gas contracts	Current	51.7	48.5
Natural gas contracts	Long-term	11.5	7.6
Electric contracts	Current	88.6	114.2
Electric contracts	Long-term	30.7	45.7
	Current	145.4	181.9
	Long-term	45.3	58.4
Total		$190.7	$240.3

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect on our financial position of netting arrangements for recognized derivative assets and liabilities:

	June 30, 2013
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements
Utility Segments	$7.1	$2.8	$4.3
Nonregulated Segments	236.8	142.9	93.9
Total risk management assets	$243.9		$98.2

Derivative liabilities subject to master netting or similar arrangements
Utility Segments	$8.2	$3.2	$5.0
Nonregulated Segments	251.2	170.8	80.4
Total	259.4	174.0	85.4
Derivative liabilities not subject to master netting or similar arrangements	3.0		3.0
Total risk management liabilities	$262.4		$88.4

	December 31, 2012
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements
Utility Segments	$5.7	$3.0	$2.7
Nonregulated Segments	182.5	145.4	37.1
Total	188.2	148.4	39.8
Derivative assets not subject to master netting or similar arrangements	2.5		2.5
Total risk management assets	$190.7		$42.3

Derivative liabilities subject to master netting or similar arrangements
Utility Segments	$15.3	$3.8	$11.5
Nonregulated Segments	215.4	159.8	55.6
Total	230.7	163.6	67.1
Derivative liabilities not subject to master netting or similar arrangements	9.6		9.6
Total risk management liabilities	$240.3		$76.7

Our master netting and similar arrangements have conditional rights of setoff that can be enforced under a variety of situations, including counterparty default or credit rating downgrade below investment grade. Financial collateral received or provided is restricted to the extent that it is required per the terms of the related agreements. The net amounts in the above table include the netting of cash collateral, as applicable. We have trade receivables and trade payables, subject to master netting or similar arrangements, that are not included in the above table. These amounts may offset (or conditionally offset) the net amounts presented in the above table.

The following table shows our cash collateral positions:

(Millions)	June 30, 2013	December 31, 2012
Cash collateral provided to others:
Related to contracts under master netting or similar arrangements	$59.2	$39.9
Other	1.1	1.1
Cash collateral received from others related to contracts under master netting or similar arrangements *	—	0.2

*   Reflected in other current liabilities on the balance sheets.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The following table shows the aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a liability position:

(Millions)	June 30, 2013	December 31, 2012
Integrys Energy Services	$114.6	$108.9
Utility segments	6.7	14.0

If all of the credit risk-related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, our collateral requirement would have been as follows:

(Millions)	June 30, 2013	December 31, 2012
Collateral that would have been required:
Integrys Energy Services	$208.0	$173.8
Utility segments	4.6	10.1
Collateral already satisfied:
Integrys Energy Services — Letters of credit	1.9	3.2
Collateral remaining:
Integrys Energy Services	206.1	170.6
Utility segments	4.6	10.1

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

The utilities had the following notional volumes of outstanding nonhedge derivative contracts:

	June 30, 2013			December 31, 2012
	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Natural gas (millions of therms)	591.2	43.8	N/A	1,072.6	0.1	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	8,339.4	N/A	N/A	4,057.2
Petroleum products (barrels)	51,901.0	9,000.0	N/A	62,811.0	N/A	N/A
Coal (millions of tons)	4.4	0.1	N/A	5.1	N/A	N/A

The table below shows the unrealized gains (losses) recorded related to nonhedge derivative contracts at the utilities:

		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Financial Statement Presentation	2013	2012	2013	2012
Natural gas	Balance Sheet — Regulatory assets (current)	$(5.6)	$19.1	$7.4	$12.7
Natural gas	Balance Sheet — Regulatory assets (long-term)	(1.0)	4.7	(0.2)	3.9
Natural gas	Balance Sheet — Regulatory liabilities (current)	(5.7)	4.2	0.2	0.5
Natural gas	Balance Sheet — Regulatory liabilities (long-term)	(1.1)	0.4	(0.3)	0.5
Natural gas	Income Statement — Utility cost of fuel, natural gas, and purchased power	—	—	—	0.1
Natural gas	Income Statement — Operating and maintenance expense	(0.3)	—	(0.1)	—
FTRs	Balance Sheet — Regulatory assets (current)	(1.0)	(0.8)	(0.8)	(0.4)
FTRs	Balance Sheet — Regulatory liabilities (current)	0.3	1.0	(0.1)	0.7
Petroleum	Balance Sheet — Regulatory assets (current)	(0.1)	(0.2)	(0.1)	(0.1)
Petroleum	Balance Sheet — Regulatory liabilities (current)	—	(0.1)	—	—
Petroleum	Income Statement — Operating and maintenance expense	—	(0.1)	—	—
Coal	Balance Sheet — Regulatory assets (current)	0.8	(0.1)	2.7	(3.2)
Coal	Balance Sheet — Regulatory assets (long-term)	1.7	3.7	4.0	0.2
Coal	Balance Sheet — Regulatory liabilities (current)	(0.1)	—	(0.3)	—
Coal	Balance Sheet — Regulatory liabilities (long-term)	—	—	(2.2)	—

Nonregulated Segments

Nonhedge Derivatives

Integrys Energy Services enters into derivative contracts such as futures, forwards, options, and swaps that are used to manage commodity price risk primarily associated with retail electric and natural gas customer contracts.

Integrys Energy Services had the following notional volumes of outstanding nonhedge derivative contracts:

	June 30, 2013		December 31, 2012
(Millions)	Purchases	Sales	Purchases	Sales
Commodity contracts
Natural gas (therms)	986.8	915.8	782.0	679.0
Electric (kilowatt-hours)	57,775.1	35,836.5	54,127.6	31,809.6
Foreign exchange contracts (Canadian dollars)	0.4	0.4	0.4	0.4

Gains (losses) related to nonhedge derivative contracts are recognized currently in earnings, as shown in the table below:

		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Income Statement Presentation	2013	2012	2013	2012
Natural gas	Nonregulated revenue	$33.8	$7.4	$37.2	$11.4
Natural gas	Nonregulated cost of sales	(32.9)	—	(34.5)	—
Natural gas	Nonregulated revenue (reclassified from accumulated OCI) *	(0.1)	(0.3)	(0.2)	(1.5)
Electric	Nonregulated revenue	(77.6)	9.0	(13.6)	(59.6)
Electric	Nonregulated cost of sales	8.7	—	8.7	—
Electric	Nonregulated revenue (reclassified from accumulated OCI) *	(2.0)	(0.7)	(3.0)	(1.4)
Total		$(70.1)	$15.4	$(5.4)	$(51.1)

* Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in prior periods.

In the next 12 months, insignificant losses related to discontinued cash flow hedges of natural gas and electric contracts are expected to be recognized in earnings as the forecasted transactions occur. These amounts are expected to be offset by the settlement of the related nonderivative customer contracts.

NOTE 4 — ACQUISITIONS

Acquisition of Fox Energy Center

In March 2013, WPS acquired all of the equity interests in Fox Energy Company LLC for $391.6 million. Fox Energy Company LLC was dissolved into WPS immediately after the purchase.

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

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired (1)
Inventories	$3.0
Other current assets	0.4
Property, plant, and equipment	374.4
Other long-term assets (2)	15.6
Total assets acquired	$393.4

Liabilities assumed
Accounts payable	$1.8
Total liabilities assumed	$1.8

(1) Relates to the electric utility segment.

(2) Intangible assets recorded for contractual services agreements. See Note 8, "Goodwill and Other Intangible Assets," for more information.

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

Acquisition of Compass Energy Services

In May 2013, Integrys Energy Services acquired all of the equity interests of Compass Energy Services, Inc. and its wholly-owned subsidiary (Compass), a nonregulated retail natural gas business supplying commercial and industrial customers primarily in the Mid Atlantic and Ohio regions. This transaction expands Integrys Energy Services' retail natural gas presence and provides a solid foundation for future growth in these regions.

This acquisition was not material to us. Integrys Energy Services paid $13.6 million, subject to working capital adjustments, to acquire this business. Under the terms of the purchase agreement, the former owners of Compass will be eligible to receive additional cash consideration of up to $8.0 million (but no less than $3.0 million), based upon the financial performance of Compass over the next five years. Integrys Energy Services recorded liabilities of $7.7 million related to this contingent consideration.

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired
Inventories	$1.9
Assets from risk management activities (current)	15.1
Other current assets	1.1
Assets from risk management activities (non-current)	9.3
Other long-term assets	6.1
Total assets acquired	$33.5

Liabilities assumed
Liabilities from risk management activities (current)	$8.3
Other current liabilities	0.5
Liabilities from risk management activities (non-current)	3.4
Total liabilities assumed	$12.2

NOTE 5 — DISCONTINUED OPERATIONS

Discontinued Operations at Holding Company and Other Segment

During the three months ended June 30, 2013, and 2012, we recorded $0.1 million of after-tax losses in discontinued operations at the holding company and other segment. During the six months ended June 30, 2013, and 2012, we recorded $5.9 million and $1.8 million of after-tax gains, respectively, in discontinued operations at the holding company and other segment. In 2013, we remeasured uncertain tax positions included in our liability for unrecognized tax benefits after effectively settling a state income tax examination. We reduced the provision for income taxes related to this remeasurement.

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

The carrying values of the major classes of assets related to Combined Locks classified as held for sale on the balance sheets were as follows:

(Millions)	June 30, 2013	December 31, 2012
Inventories	$0.5	$0.5
Property, plant, and equipment, net of accumulated depreciation of $ – and $0.5 million, respectively	1.0	2.0
Total assets	$1.5	$2.5

A summary of the components of discontinued operations related to Combined Locks recorded on the income statements was as follows at June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Nonregulated revenues	$—	$(0.1)	$—	$0.3
Nonregulated cost of sales	—	(0.1)	(0.1)	(0.4)
Operating and maintenance expense	(1.1)	—	(1.2)	(0.2)
Depreciation and amortization expense	—	—	—	(0.1)
Taxes other than income taxes	—	—	—	(0.1)
Loss before taxes	(1.1)	(0.2)	(1.3)	(0.5)
Benefit for income taxes	0.4	—	0.5	0.1
Discontinued operations, net of tax	$(0.7)	$(0.2)	$(0.8)	$(0.4)

Sale of WPS Beaver Falls Generation, LLC and WPS Syracuse Generation, LLC

In March 2013, WPS Empire State, Inc, a subsidiary of Integrys Energy Services, sold all of the membership interests of WPS Beaver Falls Generation, LLC (Beaver Falls) and WPS Syracuse Generation, LLC (Syracuse), both of which own natural gas-fired generation plants located in the state of New York. The cash proceeds from the sale were $1.6 million. The sale agreement also included a potential annual payment to Integrys Energy Services for a four-year period following the sale based on a certain level of earnings achieved by the buyer (an earn-out).

The carrying values of the major classes of assets and liabilities related to Beaver Falls and Syracuse classified as held for sale on the balance sheet were as follows:

(Millions)	As of December 31, 2012
Inventories	$1.8
Other current assets	—
Property, plant, and equipment	5.7
Other long-term assets	0.1
Total assets	$7.6

Total liabilities – other current liabilities	$0.2

In conjunction with the sale, the buyer assumed certain derivative contracts from WPS Empire State, Inc. Integrys Energy Services maintained these contracts to secure physical capacity for both its retail electric business obligations, as well as sales to external counterparties. As of June 30, 2013, Integrys Energy Services is in the process of novating the external capacity contracts to the buyer. The carrying value of the derivative contract liabilities assumed by the buyer was $6.8 million at closing.

A summary of the components of discontinued operations related to Beaver Falls and Syracuse recorded on the income statements were as follows at June 30:

	Three Months Ended June 30	Six Months Ended June 30
(Millions)	2012	2013		2012
Nonregulated revenues	$0.9	$1.2		$0.2
Nonregulated cost of sales	(0.4)	(0.9)		(0.8)
Operating and maintenance expense	(0.6)	0.4	*	(1.1)
Depreciation and amortization expense	(0.2)	—		(0.4)
Taxes other than income taxes	(0.3)	(0.3)		(1.1)
Income (loss) before taxes	(0.6)	0.4		(3.2)
(Provision) benefit for income taxes	0.3	(0.2)		1.3
Discontinued operations, net of tax	$(0.3)	$0.2		$(1.9)

* Includes a $1.0 million gain on sale at closing.

The sale of Beaver Falls and Syracuse will generate immaterial cash flows from the potential four-year annual earn-out payment. Integrys Energy Services will also continue to purchase capacity from these facilities to satisfy certain capacity obligations, until novated to the buyer, and settle certain forward financial natural gas swaps under contracts that existed at the time of sale. Both of these transactions will generate cash flows that will expire upon novation or within two years of the sale and are not considered significant to the overall operations of Beaver Falls and Syracuse. Integrys Energy Services does not have the ability to significantly influence the operating or financial policies of Beaver Falls and Syracuse and also does not have significant continuing involvement in the operations of Beaver Falls and Syracuse. Therefore, the continuing cash flows discussed above are not considered direct cash flows of Beaver Falls and Syracuse.

Sale of WPS Westwood Generation, LLC

In November 2012, Sunbury Holdings, LLC, a subsidiary of Integrys Energy Services, sold all of the membership interests of WPS Westwood Generation, LLC (Westwood), a waste coal generation plant located in Pennsylvania. The cash proceeds related to the sale were $2.6 million. Integrys Energy Services also received a $4.0 million note receivable from the buyer with a seven and one half year term.

A summary of the components of discontinued operations related to Westwood recorded on the income statements were as follows:

(Millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Nonregulated revenues	$1.9	$6.0
Nonregulated cost of sales	(1.1)	(2.4)
Operating and maintenance expense	(2.6)	(3.6)
Depreciation and amortization expense	(0.4)	(0.7)
Taxes other than income taxes	—	(0.1)
Interest expense	(0.2)	(0.3)
Loss before taxes	(2.4)	(1.1)
Benefit for income taxes	0.9	0.4
Discontinued operations, net of tax	$(1.5)	$(0.7)

Integrys Energy Services will receive interest income for seven and one half years from the sale date related to the note receivable from the buyer. Integrys Energy Services does not have the ability to significantly influence the operating or financial policies of Westwood and also does not have significant continuing involvement in the operations of Westwood. Therefore, the continuing cash flows discussed above are not considered direct cash flows of Westwood.

NOTE 6 — INVESTMENT IN ATC

Our electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at June 30, 2013. ATC is a for-profit, transmission-only company regulated by FERC.

The following table shows changes to our investment in ATC.

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Balance at the beginning of period	$482.7	$446.9	$476.6	$439.4
Add: Earnings from equity method investment	22.0	21.3	43.7	42.1
Add: Capital contributions	5.1	5.1	6.8	8.5
Less: Dividends received	17.6	16.9	34.9	33.6
Balance at the end of period	$492.2	$456.4	$492.2	$456.4

Financial data for all of ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Income statement data
Revenues	$152.1	$152.1	$303.9	$299.8
Operating expenses	69.9	71.7	139.7	141.3
Other expense	20.9	21.1	42.4	41.1
Net income	$61.3	$59.3	$121.8	$117.4

(Millions)	June 30, 2013	December 31, 2012
Balance sheet data
Current assets	$77.1	$63.1
Noncurrent assets	3,397.5	3,274.7
Total assets	$3,474.6	$3,337.8

Current liabilities	$308.8	$251.5
Long-term debt	1,550.0	1,550.0
Other noncurrent liabilities	129.7	95.8
Shareholders’ equity	1,486.1	1,440.5
Total liabilities and shareholders’ equity	$3,474.6	$3,337.8

NOTE 7 — INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2013, we had a temporary LIFO liquidation credit of $33.4 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect interim reductions in LIFO layers to be replenished by year end.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes to our goodwill balances by segment during the six months ended June 30, 2013:

(Millions)	Natural Gas Segment	Integrys Energy Services	Holding Company and Other	Total
Balance as of January 1, 2013
Gross goodwill	$933.5	$6.6	$15.8	$955.9
Accumulated impairment losses	(297.6)	—	—	(297.6)
Net goodwill	635.9	6.6	15.8	658.3
Adjustment to ITF patents/intellectual property *	—	—	3.8	3.8

Balance as of June 30, 2013
Gross goodwill	933.5	6.6	19.6	959.7
Accumulated impairment losses	(297.6)	—	—	(297.6)
Net goodwill	$635.9	$6.6	$19.6	$662.1

*	An immaterial adjustment was made to the gross goodwill balance at ITF in the second quarter of 2013 due to a correction to the life of certain intangible assets.

In the second quarter of 2013, annual impairment tests were completed at all of our reporting units that carried a goodwill balance. No impairments resulted from these tests.

The identifiable intangible assets other than goodwill listed below are part of other current and long-term assets on the balance sheets. An insignificant amount was recorded as assets held for sale on the balance sheets.

	June 30, 2013			December 31, 2012
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer-related (1)	$26.8	$(14.9)	$11.9	$22.4	$(14.7)	$7.7
Contractual service agreements (2)	15.6	(0.6)	15.0	—	—	—
Patents/intellectual property (3)	3.4	(0.4)	3.0	7.2	(0.3)	6.9
Compressed natural gas fueling contract assets (4)	5.6	(2.0)	3.6	5.6	(1.3)	4.3
Renewable energy credits (5)	3.4	—	3.4	3.1	—	3.1
Nonregulated easements (6)	3.7	(1.0)	2.7	3.8	(0.9)	2.9
Customer-owned equipment modifications (7)	4.0	(0.7)	3.3	4.0	(0.5)	3.5
Other	2.5	(0.4)	2.1	0.5	(0.2)	0.3
Total	$65.0	$(20.0)	$45.0	$46.6	$(17.9)	$28.7

Unamortized intangible assets
MGU trade name	$5.2		$5.2	$5.2		$5.2
Trillium trade name (8)	3.5		3.5	3.5		3.5
Pinnacle trade name (8)	1.5		1.5	1.5		1.5
Total intangible assets	$75.2	$(20.0)	$55.2	$56.8	$(17.9)	$38.9

(1)
Represents customer relationship assets associated with PELLC’s former nonregulated retail natural gas and electric operations, ITF's compressed natural gas fueling operations, and Compass Energy Services. See Note 4, "Acquisitions," for more information regarding Integrys Energy Services' acquisition of Compass Energy Services. The remaining weighted-average amortization period for customer-related intangible assets at June 30, 2013, was approximately 11 years.

(2)
Represents contractual service agreements related to maintenance on the combustion turbine generators at the Fox Energy Center. The remaining amortization period for these intangible assets at June 30, 2013, was approximately 7 years.

(3)
Represents the fair value of patents/intellectual property at ITF related to a system for more efficiently compressing natural gas to allow for faster fueling. An immaterial adjustment was made to the intangible assets balance in the second quarter of 2013 as a result of a correction to the life of the intangible assets. The remaining amortization period at June 30, 2013, was approximately 9 years.

(4)	Represents the fair value of ITF contracts acquired in September 2011. The remaining amortization period at June 30, 2013, was approximately 8 years.

(5)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(6)
Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period at June 30, 2013, of approximately 11 years.

(7)
Relates to modifications made by Integrys Energy Services and ITF to customer-owned equipment. These intangible assets are amortized on a straight-line basis, with a remaining weighted-average amortization period at June 30, 2013, of approximately 11 years.

(8)	Trillium USA (Trillium) and Pinnacle CNG Systems (Pinnacle) are wholly-owned subsidiaries of ITF.

Amortization expense recorded as a component of nonregulated cost of sales in the statements of income for the three months ended June 30, 2013, and 2012, was $0.5 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2013, and 2012, was $0.9 million and $1.9 million, respectively.

Amortization expense recorded as a component of depreciation and amortization expense in the statements of income for the three months ended June 30, 2013, and 2012, was $1.2 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2013, and 2012, was $1.7 million and $1.5 million, respectively.

An insignificant amount of amortization expense was recorded in discontinued operations for the three and six months ended June 30, 2013, and 2012.

The following table shows our estimated amortization expense for the next five years, including amounts recorded through June 30, 2013:

	For the Year Ending December 31
(Millions)	2013	2014	2015	2016	2017
Amortization to be recorded in nonregulated cost of sales	$5.5	$2.2	$1.4	$0.9	$0.9
Amortization to be recorded in depreciation and amortization expense	4.2	4.5	4.4	4.2	4.1

NOTE 9 — SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	June 30, 2013	December 31, 2012
Commercial paper	$633.2	$482.4
Average discount rate on commercial paper	0.28%	0.40%
Loan under term credit facility	$200.0	$—
Average interest rate on loan under term credit facility	0.80%	—

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2013, and 2012, was $443.2 million and $295.9 million, respectively.

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our short-term debt and revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	June 30, 2013	December 31, 2012
Revolving credit facility (Integrys Energy Group)	05/17/2014	$275.0	$275.0
Revolving credit facility (Integrys Energy Group)	05/17/2016	200.0	200.0
Revolving credit facility (Integrys Energy Group)	06/13/2017	635.0	635.0
Revolving credit facility (WPS)	05/17/2014	135.0	135.0
Revolving credit facility (WPS)	06/13/2017	115.0	115.0
Revolving credit facility (PGL)	06/13/2017	250.0	250.0
Term credit facility (WPS)	12/31/2013	200.0	—

Total short-term credit capacity		$1,810.0	$1,610.0

Less:
Letters of credit issued inside credit facilities		$27.8	$25.5
Loan outstanding under term credit facility		200.0	—
Commercial paper outstanding		633.2	482.4
Accrued interest or original discount on outstanding commercial paper		0.1	—

Available capacity under existing agreements		$948.9	$1,102.1

The loan outstanding under the term credit facility relates to the purchase of Fox Energy Company LLC and must be repaid upon the earlier of WPS's issuance of replacement long-term debt or December 31, 2013. See Note 4, "Acquisitions," for more information regarding this purchase. The commercial paper outstanding at June 30, 2013, had maturity dates ranging from July 1, 2013, through July 31, 2013.

NOTE 10 — LONG-TERM DEBT

(Millions)	June 30, 2013	December 31, 2012
WPS (1)	$850.1	$872.1
PGL (2)	550.0	625.0
NSG (3)	88.5	74.5
Integrys Energy Group (4)	674.8	674.8
Total	2,163.4	2,246.4
Unamortized discount on debt	(0.7)	(1.2)
Total debt	2,162.7	2,245.2
Less current portion	(276.5)	(313.5)
Total long-term debt	$1,886.2	$1,931.7

(1)	In February 2013, WPS’s $22.0 million of 3.95% Senior Notes matured, and the outstanding principal balance was repaid.

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

In May 2013, PGL’s $75.0 million of 4.625% Series NN-2 First and Refunding Mortgage Bonds matured, and the outstanding principal balance was repaid.

In November 2013, PGL’s 7.00% Series SS First and Refunding Mortgage Bonds will mature. As a result, the $45.0 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

(3)
In May 2013, NSG’s $40.0 million of 4.625% Series N-2 First Mortgage Bonds matured, and the outstanding principal balance was repaid. In the same month, NSG issued $54.0 million of 3.96% Series Q First Mortgage Bonds. These bonds are due in May 2043.

In November 2013, NSG’s 7.00% Series O First Mortgage Bonds will mature. As a result, the $6.5 million balance of these bonds was included in the current portion of long-term debt on our balance sheets.

(4)
In June 2014, our 7.27% Unsecured Senior Notes will mature. As a result, the $100.0 million balance of these notes was included in the current portion of long-term debt on our balance sheet at June 30, 2013.

On May 1, 2013, PGL secured commitments for $220.0 million of 30-year 3.96% Series AAA First and Refunding Mortgage Bonds with a delayed draw feature. These bonds were issued on August 1, 2013.

NOTE 11 — INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Effective Tax Rate	45.8%	36.4%	37.4%	33.8%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for multistate income tax obligations. Other significant items that had an impact on our effective tax rates are noted below.

Our effective tax rate for the three months ended June 30, 2013, was higher than the federal statutory rate of 35%. Various favorable tax adjustments were recorded in the second quarter of 2013, which when combined with a net loss for the quarter, caused the effective tax rate to increase.

Our effective tax rate for the six months ended June 30, 2012, was lower than the federal statutory tax rate of 35%. This difference was partially due to the federal income tax benefit of tax credits related to wind production. We also settled certain state income tax examinations and remeasured uncertain tax positions included in our liability for unrecognized tax benefits. We decreased our provision for income taxes by $5.5 million related to the effective settlement and remeasurement of these positions.

During the six months ended June 30, 2013, we decreased our liability for unrecognized tax benefits by $7.1 million. This decrease primarily related to remeasurements of uncertain tax positions driven by an effective settlement of certain state income tax examinations. We reduced the provision for income taxes related to these remeasurements, of which the majority was reported as discontinued operations.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We and our subsidiaries routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. The regulated natural gas utilities have obligations to distribute and sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to their customers. The utilities expect to recover costs related to these obligations in future customer rates. Additionally, the majority of the energy supply contracts entered into by Integrys Energy Services are to meet its obligations to deliver energy to customers. The following table shows our minimum future commitments related to these purchase obligations as of June 30, 2013, including those of our subsidiaries.

			Payments Due By Period
(Millions)	Date Contracts Extend Through	Total Amounts Committed	2013	2014	2015	2016	2017	Later Years
Natural gas utility supply and transportation	2028	$783.1	$83.5	$156.7	$138.5	$126.0	$86.9	$191.5
Electric utility
Purchased power	2029	810.0	79.4	40.0	31.9	28.7	27.7	602.3
Coal supply and transportation	2017	116.5	29.4	44.2	31.5	7.2	4.2	—
Nonregulated electricity and natural gas supply	2020	1,319.7	541.4	611.0	132.0	25.7	4.3	5.3
Total		$3,029.3	$733.7	$851.9	$333.9	$187.6	$123.1	$799.1

We and our subsidiaries also had commitments of $722.3 million in the form of purchase orders issued to various vendors at June 30, 2013, that relate to normal business operations, including construction projects.

(b) Environmental Matters

Air Permitting Violation Claims

Weston and Pulliam Clean Air Act (CAA) Issues:
In November 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. WPS reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the U.S. District Court (Court) in March 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including ReACT™, on Weston 3,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects totaling $6.0 million (various options, including capital projects, are available), and

•	a civil penalty of $1.2 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. As of June 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Weston and Pulliam units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In May 2010, WPS received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2013. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and WPS. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, WP&L, and Madison Gas and Electric (Joint Owners) reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the Court in June 2013, after a public comment period. The final Consent Decree includes:

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

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of June 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Columbia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. A similar case had also been filed by the Sierra Club related to the Columbia plant but was dismissed without prejudice due to the impending settlement and Consent Decree. As part of the Consent Decree settlement, the Sierra Club filed a new lawsuit related to the Columbia plant, which gave notice of the filing of the Consent Decree. It is anticipated that the Sierra Club will dismiss both lawsuits against WP&L as the Consent Decree has been approved by the Court.

Weston Title V Air Permit:
In November 2010, the WDNR provided a draft revised permit for the Weston 4 plant. WPS objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR and met with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft revised permit, the WDNR re-issued the draft revised permit for additional comments in February 2013. In July 2012, Clean Wisconsin filed a lawsuit against the WDNR alleging failure to issue or delay in issuing the Weston Title V permit. WPS and the WDNR both filed motions to dismiss Clean Wisconsin's lawsuit, which the Court granted in February 2013. Clean Wisconsin appealed this decision but voluntarily filed a dismissal of its appeal on July 8, 2013, closing the lawsuit. The dismissal resulted from the WDNR sending the proposed permit to the EPA for action.

Pulliam Title V Air Permit:
The WDNR issued a renewal of the permit for the Pulliam plant in April 2009. In June 2010, the EPA issued an order directing the WDNR to respond to comments raised by the Sierra Club's June 2009 petition, which requested the EPA to object to the permit. In April 2011, WPS received notification that the Sierra Club filed a civil lawsuit against the EPA based on what the Sierra Club alleged to be an unreasonable delay in responding to the June 2010 order. WPS is not a party to this litigation, but intervened to protect its interests. In February 2012, the WDNR sent a proposed permit and response to the EPA for review, which allowed the parties to enter into a settlement agreement that was approved by the Court. The Sierra Club then filed a request for an administrative contested case proceeding regarding the permit, which was granted in part and denied in part by the WDNR. The Sierra Club appealed the WDNR's partial denial. In June 2013, the parties executed stipulations withdrawing both the Sierra Club's administrative proceeding and appeal. The parties have agreed to dismiss all the cases without prejudice related to the Title V permit renewal.

Columbia Title V Air Permit:
In February 2011, the Sierra Club filed a lawsuit against the EPA seeking to have the EPA take over the Title V permit process from the WDNR for the Columbia plant. The Sierra Club alleges the EPA must now act on the reconsideration of the Title V permit since the WDNR has exceeded its time frame in which to respond to an EPA order issued in 2009. In May 2011, the WDNR issued a revised draft Title V permit in response to the EPA's order. In June 2012, WP&L received notice from the EPA of the EPA's proposal for WP&L to apply for a federally-issued Title V permit since the WDNR has not addressed the EPA's objections to the Title V permit issued for the Columbia plant. A hearing was set for July 2013 and subsequently canceled due to the Court's approval of the Consent Decree discussed above under the heading "Columbia and Edgewater CAA Issues." It is anticipated that the EPA will rescind or otherwise terminate its order due to the Consent Decree. We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:
Since 2008, WPS received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant and Weston 1, Weston 2, and Weston 4 individually. WPS also received an NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions were taken for the events in the five NOVs. In December 2011, the WDNR referred several of the claims in the NOVs to the state Justice Department for enforcement. WPS continues to discuss resolution of these pending NOVs with the Justice Department. We do not expect this matter to have a material impact on our financial statements.

Weston 4 Construction Permit

From 2004 to 2009, the Sierra Club filed various petitions objecting to the construction permit issued for the Weston 4 plant. In June 2010, the Wisconsin Court of Appeals affirmed the Weston 4 construction permit, but directed the WDNR to reopen the permit to set specific visible emissions limits. In July 2010, WPS, the WDNR, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court. In March 2011, the Wisconsin Supreme Court denied all Petitions for Review. Other than the specific visible emissions limits issue, all other challenges to the construction permit are now resolved. WPS is working with the WDNR to resolve this issue as part of the current air permit renewal process. We do not expect this matter to have a material impact on our financial statements.

Mercury and Interstate Air Quality Rules

Mercury:
The State of Wisconsin's mercury rule requires a 40% reduction from historical baseline mercury emissions, beginning January 1, 2010, through the end of 2014. Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the historical baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts, but less than 150 megawatts, must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of June 30, 2013, WPS estimates capital costs of approximately $8 million for its wholly owned plants to achieve the required reductions. The capital costs are expected to be recovered in future rates.

In December 2011, the EPA issued the final Utility Mercury and Air Toxics Standards (MATS), which will regulate emissions of mercury and other hazardous air pollutants beginning in 2015. The State of Wisconsin is in the process of revising the compliance date in the state mercury rules to be consistent with the MATS rule. We are currently evaluating options for achieving the emission limits specified in this rule, but we do not anticipate the cost of compliance to be significant. We expect to recover future compliance costs in future rates.

Sulfur Dioxide and Nitrogen Oxide:
In July 2011, the EPA issued a final rule known as the Cross State Air Pollution Rule (CSAPR), which numerous parties, including WPS, challenged in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The new rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit and a previous rule, the Clean Air Interstate Rule (CAIR), was implemented during the stay period. In August 2012, the D.C. Circuit issued their ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. In October 2012, the EPA and several other parties filed petitions for a rehearing of the D.C. Circuit's decision, which the D.C. Circuit denied in January 2013. In March 2013, the EPA requested that the United States Supreme Court (Supreme Court) review the D.C. Circuit's rejection of CSAPR. In June 2013, the Supreme Court agreed to review the case, but a decision is not expected until 2014.

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

Our natural gas utilities are responsible for the environmental remediation of 53 sites, of which 20 have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of June 30, 2013, we estimated and accrued for $628.1 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of June 30, 2013, cash expenditures for environmental remediation not yet recovered in rates were $35.4 million. We recorded a regulatory asset of $663.5 million at June 30, 2013, which is net of insurance recoveries received of $63.1 million, related to the expected recovery through rates of both cash expenditures and estimated future expenditures.

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

NOTE 13 — GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2013	Expiration
(Millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$587.0	$346.3	$28.2	$212.5
Standby letters of credit (2)	31.2	31.0	0.2	—
Surety bonds (3)	21.2	20.1	1.1	—
Other guarantees (4)	21.2	—	—	21.2
Total guarantees	$660.6	$397.4	$29.5	$233.7

(1)
Consists of parental guarantees of $430.4 million to support the business operations of Integrys Energy Services; $109.0 million and $40.6 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at IBS, and $2.0 million at UPPCO to support business operations. These guarantees are not reflected on our balance sheets.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. This amount consists of $29.2 million issued to support Integrys Energy Services’ operations and $2.0 million issued to support MERC, MGU, NSG, PGL, ITF, UPPCO, and WPS. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These guarantees are not reflected on our balance sheets.

(4)
Consists of (a) $10.0 million related to the sale agreement for Integrys Energy Services’ Texas retail marketing business, which included a number of customary representations, warranties, and indemnification provisions. An insignificant liability was recorded related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the tax law; (b) $5.0 million related to an environmental indemnification provided by Integrys Energy Services as part of the sale of the Stoneman generation facility, under which we expect that the likelihood of required performance is remote. This amount is not reflected on our balance sheets; and (c) $6.2 million related to other indemnifications primarily for workers compensation coverage. These amounts are not reflected on our balance sheets.

We have provided total parental guarantees of $478.5 million on behalf of Integrys Energy Services. Our exposure under these guarantees related to existing transactions at June 30, 2013, was approximately $250.4 million.

NOTE 14 — EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$7.6	$10.6	$15.1	$23.0	$5.9	$4.9	$12.4	$10.4
Interest cost	17.8	19.2	35.6	39.0	6.1	7.1	12.4	14.3
Expected return on plan assets	(26.1)	(26.8)	(52.7)	(53.9)	(7.6)	(7.1)	(15.3)	(14.1)
Amortization of transition obligation	—	—	—	—	—	—	—	0.1
Amortization of prior service cost (credit)	1.0	1.3	2.0	2.5	(0.6)	(0.8)	(1.2)	(1.7)
Amortization of net actuarial loss	14.8	8.7	28.3	17.0	2.2	1.7	4.2	3.3
Net periodic benefit cost	$15.1	$13.0	$28.3	$27.6	$6.0	$5.8	$12.5	$12.3

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for our nonregulated entities and are recorded as net regulatory assets for our utilities.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the six months ended June 30, 2013, we contributed $64.1 million to our pension plans and $0.1 million to our other postretirement benefit plans. We expect to contribute an additional $4.2 million to our pension plans and $32.8 million to our other postretirement benefit plans during the remainder of 2013, dependent upon various factors affecting us, including our liquidity position and tax law changes.

NOTE 15 — STOCK-BASED COMPENSATION

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Stock options	$0.5	$0.6	$0.9	$1.0
Performance stock rights	1.0	3.1	3.2	4.3
Restricted share units	2.5	3.3	5.3	5.4
Nonemployee director deferred stock units	0.2	—	0.5	1.0
Total stock-based compensation expense	$4.2	$7.0	$9.9	$11.7
Deferred income tax benefit	$1.7	$2.8	$4.0	$4.7

No stock-based compensation cost was capitalized during the three and six months ended June 30, 2013 and 2012.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate. Our expected stock price volatility is estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the six months ended June 30, 2013, along with the assumptions incorporated into the valuation model:

February 2013 Grant
Weighted-average fair value per option	$6.03
Expected term	5 years
Risk-free interest rate	0.18% – 2.11%
Expected dividend yield	5.33%
Expected volatility	24%

A summary of stock option activity for the six months ended June 30, 2013, and information related to outstanding and exercisable stock options at June 30, 2013, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	2,046,355	$49.25
Granted	319,234	56.00
Exercised	(642,347)	48.55
Outstanding at June 30, 2013	1,723,242	$50.76	6.6	$13.4
Exercisable at June 30, 2013	967,444	$49.73	5.0	$8.5

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2013. This is calculated as the difference between our closing stock price on June 30, 2013, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the six months ended June 30, 2013, and 2012, was $6.9 million and $5.7 million, respectively. The actual tax benefit realized for the tax deductions from these option exercises for the six months ended June 30, 2013, and 2012, was $2.8 million and $2.3 million, respectively.

As of June 30, 2013, $1.9 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.0 years.

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

2013
Risk-free interest rate	0.26% – 1.27%
Expected dividend yield	5.18% – 5.34%
Expected volatility	19% – 36%

A summary of the activity for the six months ended June 30, 2013, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value *
Outstanding at December 31, 2012	108,314	$65.38
Granted	22,636	48.50
Distributed	(94,758)	72.36
Adjustment for final payout	21,867	72.36
Outstanding at June 30, 2013	58,059	$50.04

*	Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date.

The weighted-average grant date fair value of performance stock rights awarded during the six months ended June 30, 2013, and 2012, was $48.50 and $52.70, per performance stock right, respectively.

A summary of the activity for the six months ended June 30, 2013, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2012	189,093
Granted	90,496
Distributed	(61,753)
Adjustment for final payout	14,255
Outstanding at June 30, 2013	232,091

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of June 30, 2013, was $46.66 per performance stock right.

As of June 30, 2013, $4.5 million of compensation cost related to unvested and outstanding performance stock rights (equity and liability awards) was expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic value of performance stock rights distributed during the six months ended June 30, 2013, and 2012, was $8.8 million and $4.7 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance stock rights during the six months ended June 30, 2013, and 2012, was $3.6 million and $1.9 million, respectively.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the six months ended June 30, 2013, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	505,690	$48.38
Granted	189,594	56.01
Dividend equivalents	11,848	52.20
Vested and released	(204,419)	46.27
Forfeited	(2,415)	51.31
Outstanding at June 30, 2013	500,298	$52.21

As of June 30, 2013, $14.8 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.4 years.

The total intrinsic value of restricted share unit awards vested and released during the six months ended June 30, 2013, and 2012, was $11.4 million and $10.4 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and release of restricted share units during the six months ended June 30, 2013, and 2012, was $4.6 million and $4.2 million respectively.

The weighted-average grant date fair value of restricted share units awarded during the six months ended June 30, 2013, and 2012, was $56.01 and $53.24 per share, respectively.

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

NOTE 16 — COMMON EQUITY

We had the following changes to issued common stock during the six months ended June 30, 2013:

Common stock at December 31, 2012	78,287,906
Shares issued
Stock Investment Plan	252,717
Stock-based compensation	825,916
Rabbi trust shares	90,000
Common stock at June 30, 2013	79,456,539

The following table provides a summary of common stock activity to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans:

Period	Method of meeting requirements
Beginning 02/05/2013	Issuing new shares *
01/01/2012 – 02/04/2013	Purchased shares on the open market

* These stock issuances increased equity $55.5 million in 2013.

The following table reconciles common shares issued and outstanding:

	June 30, 2013		December 31, 2012
	Shares	Average Cost *	Shares	Average Cost *
Common stock issued	79,456,539		78,287,906
Less:
Deferred compensation rabbi trust	462,381	$48.33	385,439	$46.03
Total common shares outstanding	78,994,158		77,902,467

*	Based on our stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for shares we are obligated to issue under the deferred compensation and restricted share unit plans. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, restricted share units, and certain shares issuable under the deferred compensation plan. The calculation of diluted earnings per share for the three months ended June 30, 2012, excluded 0.2 million out-of-the-money stock options that had an anti-dilutive effect. Since we had a loss for the three months ended June 30, 2013, diluted earnings per share was the same as basic earnings per share, as any impacts would be anti-dilutive. The calculations of diluted earnings per share for the six months ended June 30, 2013, and 2012, excluded 0.2 million and 0.5 million, respectively, out-of-the-money stock options that had an anti-dilutive effect. The following table reconciles our computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss) from continuing operations	$(3.9)	$51.7	$178.3	$150.5
Discontinued operations, net of tax	(0.8)	(2.1)	5.3	(1.2)
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Noncontrolling interest in subsidiaries	0.1	—	0.1	—
Net income (loss) attributed to common shareholders	$(5.4)	$48.8	$182.1	$147.7

Denominator:
Average shares of common stock — basic	79.4	78.5	79.0	78.5
Effect of dilutive securities
Stock-based compensation	—	0.6	0.3	0.6
Deferred compensation	—	0.2	0.4	0.2
Average shares of common stock — diluted	79.4	79.3	$79.7	$79.3

Earnings (loss) per common share
Basic	$(0.07)	$0.62	$2.31	$1.88
Diluted	(0.07)	0.62	2.29	1.86

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

We also have short-term and long-term debt obligations that contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%. Failure to comply with these covenants could result in an event of default which could result in the acceleration of outstanding debt obligations. At June 30, 2013, these covenants did not restrict the payment of any dividends beyond the amount restricted under our subsidiary requirements described above.

As of June 30, 2013, total restricted net assets were $1,694.6 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $134.1 million at June 30, 2013.

We have the option to defer interest payments on our outstanding Junior Subordinated Notes, from time to time, for one or more periods of up to ten consecutive years per period. During any period in which we defer interest payments, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on, any of our capital stock.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Capital Transactions with Subsidiaries

During the six months ended June 30, 2013, capital transactions with subsidiaries were as follows (in millions):

Subsidiary	Dividends To Parent	Return Of Capital To Parent	Equity Contributions From Parent
ITF (1)	$—	$—	$17.7
MERC	—	21.0	—
MGU	—	12.5	—
UPPCO	—	5.5	—
WPS	54.3	35.0	200.0
WPS Investments, LLC (2)	34.9	—	6.8
Total	$89.2	$74.0	$224.5

(1)
ITF is a direct wholly owned subsidiary of PELLC. As a result, it makes distributions to PELLC, and receives equity contributions from PELLC. Subject to applicable law, PELLC does not have any dividend restrictions or limitations on distributions to us.

(2)
WPS Investments, LLC is a consolidated subsidiary that is jointly owned by us, WPS, and UPPCO. At June 30, 2013, we had an 86.02% ownership interest, while WPS and UPPCO had an 11.53% and 2.45% ownership interest, respectively. Distributions from WPS Investments, LLC are made to the owners based on their respective ownership percentages. During 2013, all equity contributions to WPS Investments, LLC were made solely by us.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the changes, net of tax, to our accumulated other comprehensive loss during the three and six months ended         June 30, 2013:

Three Months Ended June 30, 2013 (Millions)	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance at March 31, 2013	$(4.2)	$(35.1)	$(39.3)
Other comprehensive income before reclassifications	0.6	—	0.6
Amounts reclassified out of accumulated other comprehensive loss	1.5	0.6	2.1
Net current period other comprehensive income	2.1	0.6	2.7
Ending balance at June 30, 2013	$(2.1)	$(34.5)	$(36.6)

Six Months Ended June 30, 2013 (Millions)	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(5.2)	$(35.7)	$(40.9)
Other comprehensive income before reclassifications	0.7	—	0.7
Amounts reclassified out of accumulated other comprehensive loss	2.4	1.2	3.6
Net current period other comprehensive income	3.1	1.2	4.3
Ending balance at June 30, 2013	$(2.1)	$(34.5)	$(36.6)

The following table shows the reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2013:

	Amount Reclassified
	Three Months Ended	Six Months Ended
(Millions)	June 30, 2013	June 30, 2013	Affected Line Item in the Statements of Income
Losses on cash flow hedges
Utility commodity derivative contracts	$—	$0.2	Operating and maintenance expense(1)
Non-regulated commodity derivative contracts	2.1	3.2	Nonregulated revenues
Interest rate hedges	0.3	0.5	Interest expense
	2.4	3.9	Total before tax
	0.9	1.5	Tax expense
	1.5	2.4	Net of tax

Defined benefit plans
Amortization of prior service costs	—	(0.1)	(2)
Amortization of actuarial losses	1.0	2.1	(2)
	1.0	2.0	Total before tax
	0.4	0.8	Tax expense
	0.6	1.2	Net of tax
Total reclassifications	$2.1	$3.6

(1)	This item relates to changes in the price of natural gas used to support utility operations.

(2)	These items are included in the computation of net periodic benefit cost. See Note 14, "Employee Benefit Plans," for additional information.

NOTE 18 — VARIABLE INTEREST ENTITIES

In 2012, ITF formed AMP Trillium LLC as a joint venture with AMP Americas LLC. ITF owns 30% and AMP Americas LLC owns 70% of the joint venture. The joint venture was established to own and operate compressed natural gas fueling stations. The preferred source of capital funding for the joint venture is loans from ITF. We determined that the joint venture is a variable interest entity and that ITF is the primary beneficiary, which requires us to consolidate the assets, liabilities, and statements of income of the joint venture. At June 30, 2013, and December 31, 2012, our variable interests in the joint venture included an insignificant equity investment and insignificant receivables. Our maximum exposure to loss as a result of this joint venture was not significant. The carrying amounts of AMP Trillium LLC assets and liabilities included on our balance sheets were also not significant.

In 2011, ITF formed Integrys PTI CNG Fuels LLC as a joint venture with Paper Transport Inc. The joint venture was established to own and operate compressed natural gas fueling stations. ITF and Paper Transport Inc. each initially owned 50% of the joint venture. We determined that the joint venture was a variable interest entity and that ITF was the primary beneficiary, which required us to consolidated the assets, liabilities, and statements of income of the joint venture. At December 31, 2012, our variable interests in the joint venture included an insignificant equity investment and insignificant receivables. The carrying amounts of Integrys PTI CNG Fuels LLC assets and liabilities included on our December 31, 2012 balance sheet were also not significant. In June 2013, ITF purchased Paper Transport Inc.'s 50% ownership interest of the joint venture, and it became a wholly-owned subsidiary.

We have a variable interest in an entity through a power purchase agreement at UPPCO that reimburses an independent power producing entity for coal costs relating to purchased energy. There is no obligation to purchase energy under this agreement. This contract for 17.5 megawatts of capacity expires in 2014. We evaluated this variable interest entity for possible consolidation. We considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity. For a variety of reasons, including qualitative factors such as the length of the remaining term of the contract compared with the remaining life of the plant and the fact that we do not have the power to direct the operations and maintenance of the facility, we determined we are not the primary beneficiary of the variable interest entity. At June 30, 2013, and December 31, 2012, the assets and liabilities on the balance sheets that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power. We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with the contract. There is not a significant potential exposure to loss as a result of involvement with the variable interest entity.

We also had a variable interest in Fox Energy Company LLC through a power purchase agreement at WPS that contained a tolling arrangement related to the cost of fuel. In connection with the purchase of Fox Energy Company LLC in March 2013, WPS paid $50.0 million for the early termination of this 500 megawatt agreement. See Note 4, “Acquisitions,” for more information regarding this purchase. We evaluated this variable interest entity for possible consolidation and determined that consolidation was not required since we were not the primary beneficiary of the variable interest entity. The assets and liabilities on our December 31, 2012, balance sheet that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power.

NOTE 19 — FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk Management Assets
Utility Segments
Natural gas contracts	$0.5	$2.1	$—	$2.6
Financial transmission rights (FTRs)	—	—	4.5	4.5
Nonregulated Segments
Natural gas contracts	9.8	56.9	23.7	90.4
Electric contracts	77.3	53.4	15.7	146.4
Total Risk Management Assets	$87.6	$112.4	$43.9	$243.9

Investment in exchange-traded funds	$12.7	$—	$—	$12.7

Liabilities
Risk Management Liabilities
Utility Segments
Natural gas contracts	$0.9	$6.6	$—	$7.5
Petroleum product contracts	0.1	—	—	0.1
FTRs	—	—	0.6	0.6
Coal contracts	—	—	2.3	2.3
Nonregulated Segments
Natural gas contracts	18.1	36.2	16.0	70.3
Electric contracts	80.1	89.9	11.6	181.6
Total Risk Management Liabilities	$99.2	$132.7	$30.5	$262.4

Contingent consideration related to the acquisition of Compass Energy Services (Compass) *	$—	$—	$7.7	$7.7

* See Note 4, "Acquisitions," for more information.

	December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk Management Assets
Utility Segments
Natural gas contracts	$0.3	$3.1	$—	$3.4
FTRs	—	—	2.1	2.1
Petroleum product contracts	0.2	—	—	0.2
Coal contracts	—	—	2.5	2.5
Nonregulated Segments
Natural gas contracts	21.4	36.4	5.4	63.2
Electric contracts	48.4	61.3	9.6	119.3
Total Risk Management Assets	$70.3	$100.8	$19.6	$190.7

Investment in exchange-traded funds	$11.8	$—	$—	$11.8

Liabilities
Risk Management Liabilities
Utility Segments
Natural gas contracts	$1.1	$14.1	$—	$15.2
FTRs	—	—	0.1	0.1
Coal contracts	—	—	9.0	9.0
Nonregulated Segments
Natural gas contracts	17.7	36.9	1.5	56.1
Electric contracts	54.9	91.1	13.9	159.9
Total Risk Management Liabilities	$73.7	$142.1	$24.5	$240.3

The risk management assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. For more information on derivative instruments, see Note 3, "Risk Management Activities."

The following tables show net risk management assets (liabilities) transferred between the levels of the fair value hierarchy:

	Nonregulated Segments — Natural Gas Contracts
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	—	$—	N/A	0.1
Transfers into Level 3 from	—	1.3	N/A	—	0.4	N/A

	Nonregulated Segments — Natural Gas Contracts
	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	—	$—	N/A	1.4
Transfers into Level 3 from	—	1.5	N/A	—	2.8	N/A

	Nonregulated Segments — Electric Contracts
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	(0.1)	$—	N/A	(3.8)
Transfers into Level 3 from	—	6.2	N/A	—	(3.8)	N/A

	Nonregulated Segments — Electric Contracts
	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	5.4	$—	N/A	(3.9)
Transfers into Level 3 from	—	6.2	N/A	—	(8.8)	N/A

Derivatives are transferred between the levels of the fair value hierarchy primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at June 30, 2013. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a transaction to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
Utility Segments
FTRs	$4.5	$0.6	Market-based	Forward market prices ($/megawatt-month) (1)	164.99
Coal contracts	—	2.3	Market-based	Forward market prices ($/ton) (2)	11.90 — 14.50
Nonregulated Segments
Natural gas contracts	23.7	16.0	Market-based	Forward market prices ($/dekatherm) (3)	(1.47) — 6.13
				Probability of default(4)	11.6% — 51.0%
Electric contracts	15.7	11.6	Market-based	Forward market prices ($/megawatt-hours) (3)	(6.60) — 10.86
				Option volatilities (5)	19.8% — 120.5%
				Probability of default(4)	26.0%
Contingent consideration related to the acquisition of Compass	N/A	7.7	Monte Carlo analysis	Growth rate(6)	(32)% — 157%

(1)	Represents forward market prices developed using historical cleared pricing data from MISO.

(2)	Represents third-party forward market pricing.

(3)
Represents unobservable basis spreads developed using historical settled prices that are applied to observable market prices at various natural gas and electric locations, as well as unobservable adjustments made to extend observable market prices beyond the quoted period through the end of the transaction term.

(4)	Based on Moody's one-year counterparty default percentages.

(5)	Represents the range of volatilities used in the valuation of options. Volatilities are derived from an internal model using volatility curves from third parties.

(6)	Represents the range of assumed growth rates of earnings before interest, taxes, and amortization input into the valuation model.

Significant changes in historical settlement prices, forward commodity prices, and option volatilities would result in a directionally similar significant change in fair value. Significant changes in probability of default would result in a significant directionally opposite change in fair value. Changes in the adjustments to prices related to monthly curve shaping would affect fair value differently depending on their direction. A significant decrease in the growth rate used to value the contingent consideration would result in a directionally similar significant change in fair value. A significant increase in the growth rate would not have a significant impact on the fair value as the contingent consideration is limited to $8.0 million.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended June 30, 2013	Nonregulated Segments			Utility Segments
(Millions)	Natural Gas	Electric	Contingent Consideration*	FTRs	Coal Contracts	Total
Balance at the beginning of the period	$1.7	$6.1	$—	$0.9	$(4.6)	$4.1
Net realized and unrealized (losses) gains included in earnings	(1.4)	(9.4)	—	0.1	—	(10.7)
Net unrealized (losses) gains recorded as regulatory assets or liabilities	—	—	—	(0.7)	3.6	2.9
Purchases	7.0	0.9	(7.7)	4.9	—	5.1
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(0.9)	0.2	—	(1.2)	(1.3)	(3.2)
Net transfers into Level 3	1.3	6.2	—	—	—	7.5
Net transfers out of Level 3	—	0.1	—	—	—	0.1
Balance at the end of the period	$7.7	$4.1	$(7.7)	$3.9	$(2.3)	$5.7

Net unrealized (losses) included in earnings related to instruments still held at the end of the period	$(1.4)	$(9.4)	$—	$—	$—	$(10.8)

* Represents the contingent consideration related to the acquisition of Compass. See Note 4 "Acquisitions," for more information.

Three Months Ended June 30, 2012	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contracts	Total
Balance at the beginning of the period	$10.9	$(21.9)	$0.9	$(13.4)	$(23.5)
Net realized and unrealized (losses) gains included in earnings	(4.9)	(0.2)	2.0	—	(3.1)
Net unrealized gains recorded as regulatory assets or liabilities	—	—	0.2	5.2	5.4
Purchases	—	1.0	4.9	—	5.9
Settlements	—	6.4	(3.2)	(1.6)	1.6
Net transfers into Level 3	0.4	(3.8)	—	—	(3.4)
Net transfers out of Level 3	(0.1)	3.8	—	—	3.7
Balance at the end of the period	$6.3	$(14.7)	$4.8	$(9.8)	$(13.4)

Net unrealized losses included in earnings related to instruments still held at the end of the period	$(4.9)	$(0.2)	$—	$—	$(5.1)

Six Months Ended June 30, 2013	Nonregulated Segments			Utility Segments
(Millions)	Natural Gas	Electric	Contingent Consideration*	FTRs	Coal Contracts	Total
Balance at the beginning of the period	$3.9	$(4.3)	$—	$2.0	$(6.5)	$(4.9)
Net realized and unrealized (losses) gains included in earnings	(2.9)	5.7	—	0.4	—	3.2
Net unrealized (losses) gains recorded as regulatory assets or liabilities	—	—	—	(0.9)	6.7	5.8
Purchases	7.0	1.6	(7.7)	4.9	—	5.8
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(1.8)	0.3	—	(2.4)	(2.5)	(6.4)
Net transfers into Level 3	1.5	6.2	—	—	—	7.7
Net transfers out of Level 3	—	(5.4)	—	—	—	(5.4)
Balance at the end of the period	$7.7	$4.1	$(7.7)	$3.9	$(2.3)	$5.7

Net unrealized (losses) gains included in earnings related to instruments still held at the end of the period	$(2.9)	$5.7	$—	$—	$—	$2.8

* Represents the contingent consideration related to the acquisition of Compass. See Note 4 "Acquisitions," for more information.

Six Months Ended June 30, 2012	Nonregulated Segments		Utility Segments
(Millions)	Natural Gas	Electric	FTRs	Coal Contracts	Total
Balance at the beginning of the period	$8.3	$(11.5)	$2.2	$(6.9)	$(7.9)
Net realized and unrealized (losses) gains included in earnings	(0.8)	(7.9)	2.5	—	(6.2)
Net unrealized gains (losses) recorded as regulatory assets or liabilities	—	—	0.3	(0.6)	(0.3)
Purchases	—	2.1	4.9	—	7.0
Sales	—	—	(0.1)	—	(0.1)
Settlements	(2.6)	7.5	(5.0)	(2.3)	(2.4)
Net transfers into Level 3	2.8	(8.8)	—	—	(6.0)
Net transfers out of Level 3	(1.4)	3.9	—	—	2.5
Balance at the end of the period	$6.3	$(14.7)	$4.8	$(9.8)	$(13.4)

Net unrealized losses included in earnings related to instruments still held at the end of the period	$(0.8)	$(7.9)	$—	$—	$(8.7)

Realized and unrealized gains and losses included in earnings related to Integrys Energy Services’ risk management assets and liabilities are recorded through nonregulated revenue or nonregulated cost of sales on the statements of income, depending on the nature of the instrument. Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2013		December 31, 2012
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,162.7	$2,229.1	$2,245.2	$2,425.8
Preferred stock of subsidiary	51.1	57.7	51.1	52.7

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

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount for each of these items approximates fair value.

NOTE 20 — ADVERTISING COSTS

Costs associated with certain natural gas and electric direct-response advertising campaigns at Integrys Energy Services were capitalized and reported as other long-term assets on the balance sheets. The capitalized costs result in probable future benefits and were incurred to solicit sales to customers who could be shown to have responded specifically to the advertising. Capitalized direct-response advertising costs, net of accumulated amortization, totaled $4.2 million and $5.5 million as of June 30, 2013, and December 31, 2012, respectively. The asset balances for each of the direct-response advertising cost pools are reviewed quarterly for impairment. We did not record any significant impairments during the three and six months ended June 30, 2013, and 2012.

Direct-response advertising costs are amortized to operating and maintenance expense over the estimated period of benefit, which is approximately two years. The amortization of direct-response advertising costs was $1.0 million and $0.3 million for the three months ended June 30, 2013, and 2012, respectively. The amortization of direct-response advertising costs was $4.0 million and $1.3 million for the six months ended June 30, 2013, and 2012, respectively.

We expense all advertising costs as incurred, except for those capitalized as direct-response advertising, as discussed above. Other advertising expense was $2.1 million and $1.4 million, for the three months ended June 30, 2013, and 2012, respectively. Other advertising expense was $4.4 million and $3.2 million, for the six months ended June 30, 2013, and 2012, respectively.

NOTE 21 — REGULATORY ENVIRONMENT

Wisconsin

2014 Rate Case

On March 29, 2013, WPS filed an application with the PSCW to increase retail electric and natural gas rates $71.1 million and $19.0 million, respectively, with rates proposed to be effective January 1, 2014. The filing includes a request for a 10.75% return on common equity and a common equity ratio of 51.11% in WPS's regulatory capital structure. The proposed retail electric rate increase is primarily driven by the purchase and operation of the Fox Energy Center, the completion of a one-time fuel refund to customers in 2013, increased electric transmission costs, additional construction related to the installation of environmental controls and the improvement of electric reliability, the recovery of the difference between the rate increase requested in 2013 rates and the 2012 fuel refund to customers, and the recovery of pension and other employee benefit costs deferred in 2013 rates. Partially offsetting these increases are lower purchased power capacity costs and a refund to customers resulting from WPS's decoupling mechanism. The proposed retail natural gas rate increase is generally the result of the recovery of amounts related to decoupling, increased costs of inspecting natural gas lines for safety, and general inflation.

In July 2013, WPS submitted a jurisdictional study reflecting the PSCW Staff's adjustments to the company's original filing. This study reflects the PSCW Staff's recommended rate increases of $9.3 million and $7.8 million for retail electric and natural gas rates, respectively, as well as a 10.20% return on common equity. The study also reflects the PSCW Staff's recommended common equity ratio of 50.14% in WPS's regulatory capital structure. The PSCW Staff's formal testimony supporting their adjustments is expected to be filed in August 2013.

2013 Rates

On December 6, 2012, the PSCW issued an order approving a settlement agreement for WPS, effective January 1, 2013. The settlement agreement included a $28.5 million imputed retail electric rate increase, partially offset by the actual 2012 fuel refund of $20.5 million. The difference between the 2012 fuel refund and the rate increase is being deferred for recovery in a future rate proceeding. As a result, there is no change to customers' 2013 retail electric rates. The settlement agreement also included a $3.4 million retail natural gas rate decrease, which included a deferral of $2.1 million of pension and other employee benefit costs that will be recovered in a future rate proceeding. The 2013 electric and natural gas rates were reduced based on updated December 31, 2012, pension and other employee benefit cost estimates, which were filed with the PSCW on March 1, 2013. The settlement agreement reflected a 10.30% return on common equity and a common equity ratio of 51.61% in WPS's regulatory capital structure. In addition, WPS was authorized recovery of $5.9 million related to income tax amounts previously expensed due to the Federal Health Care Reform Act. As a result, this amount was recorded as a regulatory asset in 2012 and began being recovered from customers in 2013. The settlement agreement also authorized the recovery of direct Cross State Air Pollution Rule (CSAPR) costs incurred through the end of 2012. Lastly, the settlement agreement authorized WPS to switch from production tax credits to Section 1603 Grants for the Crane Creek Wind Project.

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

2012 Rates

On December 9, 2011, the PSCW issued a final written order for WPS, effective January 1, 2012. It authorized an electric rate increase of $8.1 million and required a natural gas rate decrease of $7.2 million. The electric rate increase was driven by projected increases in fuel and purchased power costs. However, to the extent that actual fuel and purchased power costs exceeded a 2% price variance from costs included in rates, they were deferred for recovery or refund in a future rate proceeding. The rate order allowed for the netting of the 2010 electric decoupling under-collection with the 2011 electric decoupling over-collection and reflected reduced contributions to the Focus on Energy Program. The rate order also allowed for the deferral of direct CSAPR compliance costs, including carrying costs.

Michigan

2014 MGU Rate Case

On June 7, 2013, MGU filed an application with the MPSC to increase retail natural gas rates $8.0 million. Interim rates will be effective on January 1, 2014 due to no parties commenting on the application during the review period, which ended July 8, 2013. MGU's request reflects a 10.75% return on common equity and a common equity ratio of 50.12% in its regulatory capital structure. The proposed retail natural gas rate increase is primarily driven by upgrades to its transmission and distribution systems, increased costs related to both customer service and building maintenance, and general inflation. MGU is also requesting authority from the MPSC to continue its currently authorized decoupling mechanism as well as continued use of its uncollectible expense true-up mechanism.

MGU Depreciation Case

In January 2013, the Michigan Court of Appeals issued an order reversing the MPSC's 2010 disallowance of $2.5 million associated with the early retirement of certain MGU assets. As a result, a $2.5 million reduction to depreciation expense was recorded in the first quarter of 2013. On June 28, 2013, the MPSC issued an order related to MGU's most recent depreciation case. This order also approved a settlement agreement reflecting recovery of these previously disallowed costs.

2014 UPPCO Rate Case

On June 28, 2013, UPPCO filed an application with the MPSC to increase retail electric rates $7.9 million. Interim rates will be effective on January 1, 2014 because no parties commented on the application during the review period, which ended July 29, 2013. UPPCO's request reflects a 10.75% return on common equity and a common equity ratio of 54.98% in its regulatory capital structure. The request was primarily driven by capital investments associated with FERC mandated replacements and upgrades of hydroelectric facilities, and increased costs associated with uncollectibles expense, line clearance, system losses, and general inflation. UPPCO is also requesting authority from the MPSC to implement a revenue adjustment mechanism that operates similar to a decoupling mechanism.

2012 UPPCO Rates

On December 20, 2011, the MPSC issued an order approving a settlement agreement for UPPCO authorizing a retail electric rate increase of $4.2 million, effective January 1, 2012. The new rates reflect a 10.20% return on common equity and a common equity ratio of 54.90% in its regulatory capital structure. The order states that if UPPCO files a rate case in 2013, the earliest effective date for new final rates or self-implemented rates is January 1, 2014. Additionally, the order required UPPCO to terminate its existing decoupling mechanism, effective December 31, 2011, and replace it with a new decoupling mechanism based on total margins, beginning January 1, 2013. The new decoupling mechanism does not cover variations in volumes due to actual weather being different from rate case-assumed weather. It includes an annual 1.5% cap based on distribution revenues approved in the rate case. UPPCO had no decoupling mechanism in place during 2012.

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

Illinois

2013 Rates

On June 18, 2013, the ICC issued a final order authorizing a retail natural gas rate increase of $57.2 million for PGL and $6.6 million for NSG, effective June 27, 2013. The rates for PGL reflect a 9.28% return on common equity and a common equity ratio of 50.43% in its regulatory capital structure. The rates for NSG reflect a 9.28% return on common equity and a common equity ratio of 50.32% in its regulatory capital structure. The rate order also allows PGL and NSG to continue the use of their decoupling mechanisms, as affirmed by the Illinois Appellate Court (Court). On August 6, 2013, the ICC granted certain rehearing requests filed by PGL, NSG, and other intervenors.

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

The Illinois Attorney General and Citizens Utility Board appealed to the Court the ICC's authority to approve PGL's and NSG's decoupling mechanism and filed a motion to stay the implementation of the permanent decoupling mechanism or make collections subject to refund. In May 2012, the ICC issued a revised amendatory order granting the Illinois Attorney General's motion to make revenues collected under the permanent decoupling mechanism subject to refund. Refunds would have been required if the Court found that the ICC did not have authority to approve decoupling and ordered a refund. As a result, the recovery of amounts related to decoupling in 2012 were uncertain, and PGL and NSG had established offsetting reserves equal to decoupling amounts accrued. In March 2013, the Court issued an opinion that affirmed the ICC's order approving the permanent decoupling mechanism. As a result, the reserves recorded in 2012 were reversed in the first quarter of 2013. PGL's and NSG's permanent decoupling mechanism is in place for 2013. In June 2013, the Illinois Attorney General and Citizens Utility Board petitioned the Illinois Supreme Court to appeal the Court's decision. The Illinois Supreme Court has no deadline to decide whether to grant the request for appeal. Decoupling amounts recorded in 2012 and 2013 are expected to be recovered or refunded, absent an adverse Illinois Supreme Court decision. Between April 1, 2013 and December 31, 2013, PGL and NSG expect to recover $14.8 million and $1.7 million, respectively, related to their 2012 decoupling mechanisms. As of June 30, 2013, PGL and NSG have recovered $4.6 million and $0.5 million, respectively, related to the 2012 decoupling mechanisms.

Minnesota

2011 Rates

On July 13, 2012, the MPUC approved a written order for MERC authorizing a retail natural gas rate increase of $11.0 million, effective January 1, 2013. The new rates reflect a 9.70% return on common equity and a common equity ratio of 50.48% in its regulatory capital structure. In addition, the order set recovery of MERC's 2011 test-year pension expense at 2010 levels. The MPUC also approved a decoupling mechanism for MERC that covers residential and small commercial and industrial customers on a three-year trial basis, effective January 1, 2013. The decoupling mechanism does not adjust for variations in volumes resulting from changes in customer count compared to rate case levels. It includes an annual 10% cap based on distribution revenues approved in the rate case. Amounts recoverable from or refundable to customers are subject to this cap.

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

The FERC has yet to issue an order on the compliance filings made by the transmission owners. Integrys Energy Services has appealed the adverse FERC decision to the U.S. Court of Appeals for the D.C. Circuit. As a result of the rulings received from the FERC in May 2010, Integrys Energy Services had a $3.8 million receivable recorded at June 30, 2013.

In January 2013, Integrys Energy Services reached a settlement with American Electric Power Service Corporation (AEP), the transmission owner affected the most from SECA payments collected from Integrys Energy Services. The parties filed a Joint Stipulation and Agreement ("Settlement Agreement") with the FERC on January 10, 2013. On July 31, 2013, the FERC issued an order approving the uncontested Settlement Agreement. Under the terms of the Settlement Agreement, AEP is required to make a lump sum payment of $9.5 million to Integrys Energy Services within five business days of the effective date in complete settlement of the matters at issue (including the $3.8 million receivable discussed above). The order will become effective once all requests for rehearing are denied or, if no requests for rehearing are received by August 30, 2013, the order will become effective at that time. Within five days of receipt of the lump sum payment, Integrys Energy Services is required to withdraw its petitions for review filed with the U.S. Court of Appeals for the D.C. Circuit as discussed above.

NOTE 22 — SEGMENT OF BUSINESS

At June 30, 2013, we reported five segments, which are described below.

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

The tables below present information related to our reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended
June 30, 2013
External revenues	$367.4	$327.0	$—	$694.4	$412.6	$9.0	$—	$1,116.0
Intersegment revenues	2.5	—	—	2.5	0.3	0.3	(3.1)	—
Depreciation and amortization expense	32.3	25.8	—	58.1	2.8	4.8	(0.2)	65.5
Earnings from equity method investments	—	—	22.0	22.0	0.5	0.3	—	22.8
Miscellaneous income	0.2	2.2	—	2.4	1.4	5.1	(3.4)	5.5
Interest expense	11.9	8.5	—	20.4	0.5	11.1	(3.4)	28.6
Provision (benefit) for income taxes	(0.7)	15.7	8.4	23.4	(22.2)	(4.5)	—	(3.3)
Net income (loss) from continuing operations	1.7	24.3	13.6	39.6	(41.1)	(2.4)	—	(3.9)
Discontinued operations	—	—	—	—	(0.7)	(0.1)	—	(0.8)
Preferred stock dividends of subsidiary	(0.2)	(0.6)	—	(0.8)	—	—	—	(0.8)
Noncontrolling interest in subsidiaries	—	—	—	—	—	0.1	—	0.1
Net income (loss) attributed to common shareholders	1.5	23.7	13.6	38.8	(41.8)	(2.4)	—	(5.4)

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Three Months Ended
June 30, 2012
External revenues	$251.8	$311.8	$—	$563.6	$268.8	$7.2	$—	$839.6
Intersegment revenues	1.9	—	—	1.9	0.3	0.5	(2.7)	—
Depreciation and amortization expense	32.7	22.1	—	54.8	2.4	5.6	(0.2)	62.6
Earnings from equity method investments	—	—	21.3	21.3	0.6	0.3	—	22.2
Miscellaneous income (expense)	0.3	0.5	—	0.8	(0.1)	5.0	(4.0)	1.7
Interest expense	11.4	9.0	—	20.4	0.5	12.8	(4.0)	29.7
Provision (benefit) for income taxes	(7.4)	12.7	8.2	13.5	19.8	(3.7)	—	29.6
Net income (loss) from continuing operations	(11.0)	21.5	13.1	23.6	32.9	(4.8)	—	51.7
Discontinued operations	—	—	—	—	(2.0)	(0.1)	—	(2.1)
Preferred stock dividends of subsidiary	(0.2)	(0.6)	—	(0.8)	—	—	—	(0.8)
Net income (loss) attributed to common shareholders	(11.2)	20.9	13.1	22.8	30.9	(4.9)	—	48.8

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Six Months Ended
June 30, 2013
External revenues	$1,159.4	$658.8	$—	$1,818.2	$958.0	$18.0	$—	$2,794.2
Intersegment revenues	4.4	—	—	4.4	0.6	0.7	(5.7)	—
Depreciation and amortization expense	64.5	47.3	—	111.8	5.5	9.4	(0.3)	126.4
Earnings from equity method investments	—	—	43.7	43.7	0.7	0.7	—	45.1
Miscellaneous income	0.4	3.8	—	4.2	1.8	12.3	(7.1)	11.2
Interest expense	24.6	17.6	—	42.2	1.0	21.8	(7.1)	57.9
Provision (benefit) for income taxes	62.6	31.8	16.7	111.1	5.1	(9.9)	—	106.3
Net income (loss) from continuing operations	91.5	53.6	27.0	172.1	10.2	(4.0)	—	178.3
Discontinued operations	—	—	—	—	(0.6)	5.9	—	5.3
Preferred stock dividends of subsidiary	(0.3)	(1.3)	—	(1.6)	—	—	—	(1.6)
Noncontrolling interest in subsidiaries	—	—	—	—	—	0.1	—	0.1
Net income attributed to common shareholders	91.2	52.3	27.0	170.5	9.6	2.0	—	182.1

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Natural Gas Utility	Electric Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated
Six Months Ended
June 30, 2012
External revenues	$915.8	$618.8	$—	$1,534.6	$538.2	$14.7	$—	$2,087.5
Intersegment revenues	3.6	—	—	3.6	0.5	1.2	(5.3)	—
Depreciation and amortization expense	65.1	44.1	—	109.2	4.7	11.1	(0.3)	124.7
Earnings from equity method investments	—	—	42.1	42.1	0.7	0.5	—	43.3
Miscellaneous income	0.5	0.6	—	1.1	0.5	10.7	(8.2)	4.1
Interest expense	23.4	18.2	—	41.6	1.0	25.7	(8.2)	60.1
Provision (benefit) for income taxes	44.1	22.9	15.7	82.7	7.5	(13.2)	—	77.0
Net income (loss) from continuing operations	67.7	46.5	26.4	140.6	13.8	(3.9)	—	150.5
Discontinued operations	—	—	—	—	(3.0)	1.8	—	(1.2)
Preferred stock dividends of subsidiary	(0.3)	(1.3)	—	(1.6)	—	—	—	(1.6)
Net income (loss) attributed to common shareholders	67.4	45.2	26.4	139.0	10.8	(2.1)	—	147.7

NOTE 23 — NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Guidance Not Yet Effective

Accounting Standards Update (ASU) 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," was issued in February 2013. The guidance requires an entity to measure obligations under these arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of the reporting entity's portion and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires additional disclosures about the nature and amount of the obligations. The guidance is effective for reporting periods beginning after December 15, 2013. Adoption of this guidance is not expected to have a significant impact on our financial statements.

ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," was issued in July 2013. The guidance states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. There are certain exceptions, however, under which the unrecognized tax benefit would be presented in the balance sheet as a liability. The guidance is effective for reporting periods beginning after December 15, 2013. Adoption of this guidance is not expected to have a significant impact on our financial statements.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions, except per share amounts)	2013	2012		2013	2012
Natural gas utility operations	$1.5	$(11.2)	N/A	$91.2	$67.4	35.3%
Electric utility operations	23.7	20.9	13.4%	52.3	45.2	15.7%
Electric transmission investment	13.6	13.1	3.8%	27.0	26.4	2.3%
Integrys Energy Services’ operations	(41.8)	30.9	N/A	9.6	10.8	(11.1)%
Holding company and other operations	(2.4)	(4.9)	(51.0)%	2.0	(2.1)	N/A

Net income (loss) attributed to common shareholders	$(5.4)	$48.8	N/A	$182.1	$147.7	23.3%

Basic earnings per share	$(0.07)	$0.62	N/A	$2.31	$1.88	22.9%
Diluted earnings per share	$(0.07)	$0.62	N/A	$2.29	$1.86	23.1%

Average shares of common stock
Basic	79.4	78.5	1.1%	79.0	78.5	0.6%
Diluted	79.4	79.3	0.1%	79.7	79.3	0.5%

Second Quarter 2013 Compared with Second Quarter 2012

The $54.2 million decrease in our earnings was driven by a $69.3 million after-tax non-cash decrease in Integrys Energy Services’ margins related to derivative and inventory fair value adjustments.

This decrease was partially offset by:

•	A $9.0 million after-tax increase in natural gas utility margins in 2013 due to lower sales volumes in 2012, combined with the absence of decoupling at PGL, NSG and MERC in 2012.

•
A $7.9 million after-tax increase in natural gas utility margins due to the positive quarter-over-quarter impact of reserves recorded against decoupling amounts at PGL and NSG in the second quarter of 2012 related to prior periods. At that time, an ICC revised amendatory order stated that revenues to be collected under the decoupling mechanisms were subject to refund. See Note 21, "Regulatory Environment," for more information.

Six Months 2013 Compared with Six Months 2012

The $34.4 million increase in our earnings was driven by:

•	A $21.9 million after-tax increase in natural gas utility margins in 2013 due to lower sales volumes in 2012, combined with the absence of decoupling at PGL, NSG and MERC in 2012.

•
A $9.9 million after-tax increase in natural gas utility margins due to the first quarter 2013 reversal of reserves recorded in 2012 against decoupling accruals at PGL and NSG. In March 2013, the Illinois Appellate Court affirmed the ICC's authority to approve the permanent decoupling mechanisms. See Note 21, "Regulatory Environment," for more information.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions, except heating degree days)	2013	2012		2013	2012
Revenues	$369.9	$253.7	45.8%	$1,163.8	$919.4	26.6%
Purchased natural gas costs	167.5	92.7	80.7%	591.6	439.2	34.7%
Margins	202.4	161.0	25.7%	572.2	480.2	19.2%

Operating and maintenance expense	147.9	127.0	16.5%	310.0	262.3	18.2%
Depreciation and amortization expense	32.3	32.7	(1.2)%	64.5	65.1	(0.9)%
Taxes other than income taxes	9.5	8.6	10.5%	19.4	18.1	7.2%
Operating income (loss)	12.7	(7.3)	N/A	178.3	134.7	32.4%

Miscellaneous income	0.2	0.3	(33.3)%	0.4	0.5	(20.0)%
Interest expense	(11.9)	(11.4)	4.4%	(24.6)	(23.4)	5.1%
Other expense	(11.7)	(11.1)	5.4%	(24.2)	(22.9)	5.7%

Income (loss) before taxes	$1.0	$(18.4)	N/A	$154.1	$111.8	37.8%

Retail throughput in therms
Residential	243.0	171.0	42.1%	1,018.9	777.4	31.1%
Commercial and industrial	78.9	51.0	54.7%	315.7	234.4	34.7%
Other	10.8	14.2	(23.9)%	30.8	32.9	(6.4)%
Total retail throughput in therms	332.7	236.2	40.9%	1,365.4	1,044.7	30.7%

Transport throughput in therms
Residential	39.1	31.3	24.9%	150.4	118.4	27.0%
Commercial and industrial	340.1	334.3	1.7%	891.7	811.0	10.0%
Total transport throughput in therms	379.2	365.6	3.7%	1,042.1	929.4	12.1%

Total throughput in therms	711.9	601.8	18.3%	2,407.5	1,974.1	22.0%

Weather
Average heating degree days	943	613	53.8%	4,449	3,202	38.9%

Second Quarter 2013 Compared with Second Quarter 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less purchased natural gas costs. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 27% increase in the average per-unit cost of natural gas sold during the second quarter of 2013, which had no impact on margins.

Regulated natural gas utility segment margins increased $41.4 million, driven by:

•	An approximate $28 million net increase in margins due to the impact of our decoupling mechanisms and sales volumes variances.

◦
In the second quarter of 2012, margins were lower due to unusually warm weather, resulting in an approximate $15 million increase in margins quarter over quarter. In 2012, decoupling accruals at PGL and NSG were offset by reserves, and MERC did not have decoupling. Therefore, in 2012, margins for PGL, NSG, and MERC were more sensitive to volume variances. See Note 21, "Regulatory Environment," for more information. In addition, decoupling across the natural gas utilities does not cover all jurisdictions or customer classes.

◦
In the second quarter of 2012, PGL and NSG recorded a reduction to revenues of approximately $13 million when reserves were established against regulatory assets related to decoupling from a prior period. The reserves were established after a 2012 ICC revised amendatory order stated that revenues to be collected under the decoupling mechanism were subject to refund.

•	An approximate $10 million net increase in margins related to certain riders at PGL and NSG. This increase was offset by an equal increase in operating expenses, resulting in no impact on earnings.

◦
PGL and NSG recovered approximately $5 million more for environmental cleanup costs at their former manufactured gas plant sites related to an increase in remediation activity during 2013. See Note 12, "Commitments and Contingencies," for more information about the manufactured gas plant sites.

◦	PGL and NSG billed approximately $5 million more to customers for energy efficiency programs in 2013.

Operating Income

Operating income at the regulated natural gas utility segment increased $20.0 million. This increase was driven by the $41.4 million increase in margins discussed above, partially offset by a $21.4 million increase in operating expenses.

The increase in operating expenses was primarily due to:

•
An approximate $10 million increase at PGL and NSG driven by higher amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites and an increase in regulatory liabilities related to energy efficiency programs. Margins increased by an equal amount, resulting in no impact on earnings.

•
A $4.9 million increase in natural gas distribution costs, primarily at PGL. The increase was partially due to increased labor and contractor costs driven by additional employees and contractors needed for compliance work. A portion of the compliance work was driven by new local regulations related to natural gas distribution main openings, construction, and repairs in the public way. Natural gas distribution costs also increased due to a plastic pipe fittings replacement project.

•	A $3.3 million increase in energy efficiency program expenses at certain of the natural gas utilities, driven by MERC's conservation improvement program.

•
A $1.8 million increase in net employee benefit costs. The increase was partially due to higher pension expense, primarily at PGL, driven by a lower discount rate in 2013. The lower discount rate did not significantly impact the other natural gas utilities due to an increase in contributions to those plans in prior years, which increased plan assets. Amortization of negative investment returns from prior years also increased pension expense in the second quarter of 2013. Increases in WPS's pension and other employee benefit costs have been deferred and will be recovered in a future rate proceeding as a result of its 2013 rate order. See Note 21, "Regulatory Environment," for more information.

The increase in operating expenses was partially offset by:

•	A $3.0 million decrease in workers compensation expense related to both fewer incidents and less severe injuries during the second quarter of 2013, primarily at PGL.

•
A $0.4 million decrease in depreciation and amortization expense. The decrease was driven by a $3.4 million reduction in expense at MERC. In June 2013, the MPUC Staff issued a briefing report on the MERC depreciation study, which was representative of the order approved by the MPUC on July 29, 2013, and is retroactive to January 1, 2012. The study included changes to salvage values and costs of removal, as well as extensions to the service lives of certain assets. This decrease was partially offset by an increase in depreciation and amortization expense resulting from increased investment in property and equipment, primarily driven by the AMRP at PGL.

Six Months 2013 Compared with Six Months 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less purchased natural gas costs. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 3% increase in the average per-unit cost of natural gas sold during 2013, which had no impact on margins.

Regulated natural gas utility segment margins increased $92.0 million, driven by:

•	An approximate $53 million net increase in margins due to our decoupling mechanisms and sales volumes variances.

◦
In 2012, margins were lower due to unusually warm weather, resulting in an approximate $36 million increase in margins period over period. In 2012, decoupling accruals at PGL and NSG were offset by reserves, and MERC did not have decoupling. Therefore, in 2012, margins for PGL, NSG, and MERC were more sensitive to volume variances. See Note 21, "Regulatory Environment," for more information. In addition, decoupling across the natural gas utilities does not cover all jurisdictions or customer classes.

◦
In 2013, PGL and NSG recorded an increase in revenues of approximately $17 million when reserves established against regulatory assets related to decoupling from a prior period were reversed. The reversal was recorded after the Illinois Appellate Court issued an opinion in March 2013 that affirmed the ICC's order approving the decoupling mechanisms.

•	An approximate $32 million net increase in margins related to certain riders at PGL and NSG. This increase was offset by an equal increase in operating expenses, resulting in no impact on earnings.

◦
PGL and NSG recovered approximately $18 million more for environmental cleanup costs at their former manufactured gas plant sites related to an increase in remediation activity during 2013. See Note 12, "Commitments and Contingencies," for more information about the manufactured gas plant sites.

◦	PGL and NSG billed approximately $14 million more to customers for energy efficiency programs in 2013.

•	An approximate $5 million net increase in margins due to rate orders. See Note 21, "Regulatory Environment," for more information.

◦	The rate increases at PGL and NSG, effective June 27, 2013, and January 21, 2012, and other impacts of rate design, had an approximate $6 million positive impact on margins.

◦
MERC had an approximate $2 million increase in margins primarily driven by the impact of a preliminary July 2012 rate order from the MPUC. Customer refunds were accrued in 2012 as a result of 2011 interim rates that were in effect.

◦	A reduction in rates at WPS, effective January 1, 2013, resulted in an approximate $3 million negative impact on margins.

Operating Income

Operating income at the regulated natural gas utility segment increased $43.6 million. This increase was driven by the $92.0 million increase in margins discussed above, partially offset by a $48.4 million increase in operating expenses.

The increase in operating expenses was primarily due to:

•
An approximate $32 million net increase at PGL and NSG driven by higher amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites and an increase in regulatory liabilities related to energy efficiency programs. Margins increased by an equal amount, resulting in no impact on earnings.

•
A $5.7 million increase in net employee benefit costs. The increase was partially due to higher pension expense, primarily at PGL, driven by a lower discount rate in 2013. The lower discount rate did not significantly impact the other natural gas utilities due to an increase in contributions to those plans in prior years, which increased plan assets. Amortization of negative investment returns from prior years also increased pension expense in 2013. Increases in WPS's pension and other employee benefit costs have been deferred and will be recovered in a future rate proceeding as a result of its 2013 rate order. See Note 21, "Regulatory Environment," for more information.

•	A $5.0 million increase in energy efficiency program expenses at certain of the natural gas utilities, driven by MERC's conservation improvement program.

•
A $4.4 million increase in natural gas distribution costs, primarily at PGL. The increase was partially due to increased labor and contractor costs driven by additional employees and contractors needed for compliance work. A portion of the compliance work was driven by new local regulations related to natural gas distribution main openings, construction, and repairs in the public way. Natural gas distribution costs also increased due to a plastic pipe fittings replacement project.

The increase in operating expenses was partially offset by:

•	A $3.2 million decrease in workers compensation expense related to both fewer incidents and less severe injuries during 2013, primarily at PGL.

•
A $0.6 million decrease in depreciation and amortization expense. The decrease was driven by a $3.4 million reduction in expense at MERC related to a new depreciation study approved by the MPUC on July 29, 2013, retroactive to January 1, 2012, as discussed above. The decrease was also driven by a $2.5 million reduction in expense at MGU. In January 2013, the Michigan Court of Appeals issued an order reversing the MPSC's previously ordered disallowance associated with the early retirement of certain MGU assets in 2010. See Note 21, "Regulatory Environment," for more information. The decreases were partially offset by an increase in depreciation and amortization expense resulting from increased investment in property and equipment, primarily driven by the AMRP at PGL.

Regulated Electric Utility Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions, except degree days)	2013	2012		2013	2012
Revenues	$327.0	$311.8	4.9%	$658.8	$618.8	6.5%
Fuel and purchased power costs	131.3	135.5	(3.1)%	274.5	263.0	4.4%
Margins	195.7	176.3	11.0%	384.3	355.8	8.0%

Operating and maintenance expense	111.5	99.8	11.7%	212.9	200.1	6.4%
Depreciation and amortization expense	25.8	22.1	16.7%	47.3	44.1	7.3%
Taxes other than income taxes	12.1	11.7	3.4%	24.9	24.6	1.2%
Operating income	46.3	42.7	8.4%	99.2	87.0	14.0%

Miscellaneous income	2.2	0.5	340.0%	3.8	0.6	533.3%
Interest expense	(8.5)	(9.0)	(5.6)%	(17.6)	(18.2)	(3.3)%
Other expense	(6.3)	(8.5)	(25.9)%	(13.8)	(17.6)	(21.6)%

Income before taxes	$40.0	$34.2	17.0%	$85.4	$69.4	23.1%

Sales in kilowatt-hours
Residential	692.6	687.4	0.8%	1,516.4	1,462.6	3.7%
Commercial and industrial	2,103.7	2,137.2	(1.6)%	4,175.7	4,225.0	(1.2)%
Wholesale	1,138.1	1,118.7	1.7%	2,184.7	2,041.8	7.0%
Other	7.7	7.6	1.3%	18.4	18.5	(0.5)%
Total sales in kilowatt-hours	3,942.1	3,950.9	(0.2)%	7,895.2	7,747.9	1.9%

Weather
WPS:
Heating degree days	1,107	748	48.0%	4,910	3,612	35.9%
Cooling degree days	131	264	(50.4)%	131	275	(52.4)%

UPPCO:
Heating degree days	1,629	1,182	37.8%	5,716	4,464	28.0%
Cooling degree days	36	99	(63.6)%	36	99	(63.6)%

Second Quarter 2013 Compared with Second Quarter 2012

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

Regulated electric utility segment margins increased $19.4 million, driven by:

•
An approximate $10 million increase in margins from WPS's fuel and purchased power costs that are not included in the fuel window. The margin increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC.

•
An approximate $5 million increase in margins due to a retail electric rate increase at WPS, effective January 1, 2013. For more information on the 2013 PSCW rate order, see Note 21, "Regulatory Environment."

•
An approximate $5 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The quarter-over-quarter impact of decoupling does not directly correlate with the quarter-over-quarter impact of the change in sales volumes, as WPS's decoupling mechanism was changed in 2013, and UPPCO did not have decoupling in 2012. See Note 21, "Regulatory Environment," for more information.

Operating Income

Operating income at the regulated electric utility segment increased $3.6 million. The increase was driven by the $19.4 million increase in margins discussed above, partially offset by a $15.8 million increase in operating expenses. The increase in operating expenses was driven by:

•
A $4.4 million increase due to WPS's deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. The 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement. However, WPS did receive approval from the PSCW to defer ownership costs above or below its power purchase agreement expenses for recovery or refund in a future rate case.

•
A $3.7 million increase in depreciation and amortization expense due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of WPS's Crane Creek Wind Project. The reduction is the result of WPS's election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•	A $2.1 million increase in maintenance expense due to a greater number of planned outages for certain WPS generation plants during 2013, as well as maintenance costs related to the Fox Energy Center.

•	A $2.1 million increase in various other costs associated with the acquisition and operation of the Fox Energy Center.

•	A $1.9 million increase in electric transmission expense.

Other Expense

Other expense decreased $2.2 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Six Months 2013 Compared with Six Months 2012

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

Regulated electric utility segment margins increased $28.5 million, driven by:

•
An approximate $9 million increase in margins due to a retail electric rate increase at WPS, effective January 1, 2013. For more information on the 2013 PSCW rate order, see Note 21, "Regulatory Environment."

•
An approximate $9 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The period-over-period impact of decoupling does not directly correlate with the period-over-period impact of the change in sales volumes, as WPS's decoupling mechanism was changed in 2013, and UPPCO did not have decoupling in 2012. See Note 21, "Regulatory Environment," for more information.

•
An approximate $8 million increase in margins from WPS's fuel and purchased power costs that are not included in the fuel window. The margin increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC.

•
A $1.5 million increase in margins due to the period-over-period impact of the first quarter 2012 write-off of UPPCO’s net regulatory asset related to its 2010 and 2011 decoupling deferrals. The write-off was reversed in the third quarter of 2012.

Operating Income

Operating income at the regulated electric utility segment increased $12.2 million. The increase was driven by the $28.5 million increase in margins discussed above, partially offset by a $16.3 million increase in operating expenses. The increase in operating expenses was driven by:

•
A $4.0 million increase in employee benefit related expenses. The increase was driven by the amortization of negative investment returns from prior years, which increased both the pension and other postretirement benefit expenses.

•	A $3.9 million increase in electric transmission expense.

•
A $3.2 million increase in depreciation and amortization expense due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of WPS's Crane Creek Wind Project. The reduction was the result of WPS's election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•
A $2.8 million increase due to WPS's deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. The 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement. However, WPS did receive approval from the PSCW to defer ownership costs above or below its power purchase agreement expenses for recovery or refund in a future rate case.

•	A $2.7 million increase in various costs associated with the acquisition and operation of the Fox Energy Center.

•
A $1.5 million increase in WPS's customer assistance expense, driven by the period-over-period change in the amortization of amounts recoverable from or refundable to customers related to energy efficiency.

•	A $1.1 million increase in maintenance expense due to maintenance costs related to the Fox Energy Center.

These increased expenses were partially offset by the $3.6 million positive impact of the deferral of pension and other employee benefit costs that will be recovered in a future rate proceeding as a result of the WPS 2013 PSCW rate order.

Other Expense

Other expense decreased $3.8 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Electric Transmission Investment Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Earnings from equity method investments	$22.0	$21.3	3.3%	$43.7	$42.1	3.8%

Second Quarter 2013 Compared with Second Quarter 2012

Earnings from Equity Method Investments

Earnings from equity method investments at the electric transmission investment segment increased $0.7 million in the second quarter of 2013. The increase resulted from higher earnings related to our approximate 34% ownership interest in ATC. Our income increases as ATC continues to increase its rate base by investing in transmission equipment and facilities for improved reliability and economic benefits for customers.

Six Months 2013 Compared with Six Months 2012

Earnings from Equity Method Investments

Earnings from equity method investments at the electric transmission investment segment increased $1.6 million in 2013. The increase resulted from higher earnings related to our approximate 34% ownership interest in ATC. Our income increases as ATC continues to increase its rate base by investing in transmission equipment and facilities for improved reliability and economic benefits for customers.

Integrys Energy Services Nonregulated Segment Operations

While sustained low commodity prices, capital costs, and market volatility have led to competitive pressure on per-unit margins, Integrys Energy Services has been able to take advantage of continued growth opportunities as evidenced by increasing volumes delivered and contracted for future delivery in certain markets. During the six months ended June 30, 2013, delivered electric and natural gas volumes grew approximately 53% and 44%, respectively, period over period. In addition, Integrys Energy Services' electric and natural gas volumes for future delivery grew by approximately 17% and 118%, respectively, from June 30, 2012 to June 30, 2013 .

	Three Months Ended June 30			Change in 2013 Over 2012	Six Months Ended June 30			Change in 2013 Over 2012
(Millions, except natural gas sales volumes)	2013		2012		2013		2012
Revenues	$412.9		$269.1	53.4%	$958.6		$538.7	77.9%
Cost of sales	443.7		188.8	135.0%	874.4		458.9	90.5%
Margins	(30.8)		80.3	N/A	84.2		79.8	5.5%
Margin Detail
Realized retail electric margins	26.6		22.3	19.3%	50.5		39.2	28.8%
Realized wholesale electric margins (1)	0.4		0.1	300.0%	0.4		(0.5)	N/A
Realized renewable energy asset margins	4.5		4.4	2.3%	7.5		7.0	7.1%
Fair value accounting adjustments	(64.7)		40.9	N/A	(2.0)		(1.8)	11.1%
Electric and renewable energy asset margins	(33.2)		67.7	N/A	56.4		43.9	28.5%
Realized retail natural gas margins	4.6	(2)	5.9	(22.0)%	23.5	(2)	29.4	(20.1)%
Realized wholesale natural gas margins (1)	(0.1)		(1.0)	(90.0)%	0.1		(1.6)	N/A
Lower-of-cost-or-market inventory adjustments	(1.7)		1.7	N/A	2.3		3.3	(30.3)%
Fair value accounting adjustments	(0.4)		6.0	N/A	1.9		4.8	(60.4)%
Natural gas margins	2.4		12.6	(81.0)%	27.8		35.9	(22.6)%

Operating and maintenance expense	30.1		24.9	20.9%	62.9		52.4	20.0%
Depreciation and amortization expense	2.8		2.4	16.7%	5.5		4.7	17.0%
Taxes other than income taxes	1.0		0.3	233.3%	2.0		1.6	25.0%
Operating income (loss)	(64.7)		52.7	N/A	13.8		21.1	(34.6)%

Earnings from equity method investments	0.5		0.6	(16.7)%	0.7		0.7	—%
Miscellaneous income (expense)	1.4		(0.1)	N/A	1.8		0.5	260.0%
Interest expense	(0.5)		(0.5)	—%	(1.0)		(1.0)	—%
Other income	1.4		—	N/A	1.5		0.2	650.0%

Income (loss) before taxes	$(63.3)		$52.7	N/A	$15.3		$21.3	(28.2)%

Physically settled volumes
Retail electric sales volumes in kwh	4,838.1		3,082.7	56.9%	9,156.3		6,001.6	52.6%
Wholesale assets and distributed solar electric sales volumes in kwh (3)	15.7		24.4	(35.7)%	33.7		46.6	(27.7)%
Retail natural gas sales volumes in bcf	37.1		21.4	73.4%	87.8		61.0	43.9%

kwh — kilowatt-hours
bcf — billion cubic feet

(1)	Realized wholesale activity relates to remaining contracts for which offsetting positions were entered into.

(2)
These amounts include negative margin of $1.3 million related to the amortization of the net amount paid for customer and related supply contracts in connection with the acquisition of Compass Energy Services. See Note 4, "Acquisitions," for more information regarding this purchase.

(3)	The volumes related to the remaining wholesale electric contracts are not significant.

Second Quarter 2013 Compared with Second Quarter 2012

Revenues

Integrys Energy Services’ revenues increased $143.8 million, primarily driven by higher retail sales volumes.

Margins

Integrys Energy Services’ margins decreased $111.1 million. Significant items contributing to the change in margins were as follows:

Electric and Renewable Energy Asset Margins

Realized retail electric margins

Realized retail electric margins increased $4.3 million, primarily driven by higher sales volumes, partially offset by continued competitive pressure on per-unit margins.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $105.6 million decrease in electric margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts. These adjustments will reverse in future periods as contracts settle.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins, which include the amortization of customer and supply contracts related to acquisition of Compass Energy Services, decreased $1.3 million. The decrease was primarily driven by fewer opportunities to take advantage of natural gas price volatility and changes in market prices for natural gas storage and transportation capacity in the second quarter of 2013 as well as continued competitive pressure on per-unit margins. These decreases were partially offset by higher sales volumes.

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market. When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value. These write-downs result in higher margins in future periods as the inventory that was written down is sold. The $3.4 million quarter-over-quarter decrease in margins from inventory adjustments was driven by an increase in write-downs and a lower volume of inventory withdrawn from storage for which write-downs had previously been recorded.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $6.4 million decrease in natural gas margins quarter over quarter. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts. These adjustments will reverse in future periods as contracts settle.

Operating Income (Loss)

Integrys Energy Services’ operating income decreased $117.4 million to an operating loss in the second quarter of 2013. The main driver of the decrease was the $111.1 million decrease in margins discussed above. In addition, operating expenses increased $6.3 million, driven by:

•	A $4.1 million increase in professional fees, primarily related to the expansion of the residential and small commercial customer segment.

•	A $2.0 million increase in payroll and employee benefit expenses.

Six Months 2013 Compared with Six Months 2012

Revenues

Integrys Energy Services’ revenues increased $419.9 million, primarily driven by higher retail sales volumes.

Margins

Integrys Energy Services’ margins increased $4.4 million. Significant items contributing to the change in margins were as follows:

Electric and Renewable Energy Asset Margins

Realized retail electric margins

Realized retail electric margins increased $11.3 million, primarily driven by higher sales volumes, partially offset by continued competitive pressure on per-unit margins.

Realized renewable energy asset margins

Realized renewable energy asset margins increased $0.5 million. The increase was primarily driven by continued investment in solar energy projects.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $0.2 million decrease in electric margins period over period. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply associated with electric sales contracts. These adjustments will reverse in future periods as contracts settle.

Natural Gas Margins

Realized retail natural gas margins

Realized retail natural gas margins, which include the amortization of customer and supply contracts related to acquisition of Compass Energy Services, decreased $5.9 million. The decrease was primarily driven by fewer opportunities to take advantage of natural gas price volatility and changes in market prices for natural gas storage and transportation capacity in 2013 as well as continued competitive pressure on per-unit margins. These decreases were partially offset by higher sales volumes.

Inventory accounting adjustments

Integrys Energy Services’ physical natural gas inventory is valued at the lower of cost or market. When the market price of natural gas is lower than the carrying value of the inventory, write-downs are recorded within margins to reflect inventory at the end of the period at its net realizable value. These write-downs result in higher margins in future periods as the inventory that was written down is sold. The $1.0 million period-over-period decrease in margins from inventory adjustments was driven by a lower volume of inventory withdrawn from storage for which write-downs had previously been recorded.

Fair value accounting adjustments

Derivative accounting rules impact Integrys Energy Services’ margins. Fair value adjustments caused a $2.9 million decrease in natural gas margins period over period. These adjustments primarily relate to physical and financial contracts used to reduce price risk for supply, storage, and transportation associated with natural gas sales contracts. These adjustments will reverse in future periods as contracts settle.

Operating Income

Integrys Energy Services’ operating income decreased $7.3 million. The main driver of the decrease was an $11.7 million increase in operating expenses, partially offset by the $4.4 million increase in margins discussed above. The increase in operating expenses was driven by:

•	An $8.6 million increase in professional fees, primarily related to the expansion of the residential and small commercial customer segment.

•	A $3.9 million increase in payroll and employee benefit expenses.

Holding Company and Other Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Operating loss	$(1.2)	$(1.0)	20.0%	$(5.1)	$(2.6)	96.2%
Other expense	(5.7)	(7.5)	(24.0)%	(8.8)	(14.5)	(39.3)%
Net loss before taxes	$(6.9)	$(8.5)	(18.8)%	$(13.9)	$(17.1)	(18.7)%

Second Quarter 2013 Compared with Second Quarter 2012

Other Expense

Other expense at the holding company and other segment decreased $1.8 million in 2013. The decrease was due to lower interest expense on long-term debt, driven by lower average outstanding long-term debt in 2013.

Six Months 2013 Compared with Six Months 2012

Operating Loss

Operating loss at the holding company and other segment increased $2.5 million in 2013. The increase was due in part to increased operating expenses at ITF.

Other Expense

Other expense at the holding company and other segment decreased $5.7 million in 2013. The decrease was driven by a decrease in interest expense due to lower average outstanding long-term debt in 2013. In addition, ITF recorded excise tax credits in 2013 as a result of the American Taxpayer Relief Act of 2012.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Effective Tax Rate	45.8%	36.4%	37.4%	33.8%

Second Quarter 2013 Compared with Second Quarter 2012

Our effective tax rate increased in the second quarter of 2013. This increase was driven by various favorable tax adjustments recorded in the second quarter of 2013, which when combined with a net loss for the quarter, caused the effective tax rate to increase.

Six Months 2013 Compared with Six Months 2012

Our effective tax rate increased in 2013. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for WPS's Crane Creek Wind Project in lieu of production tax credits (PTCs). As a result, we no longer claim wind PTCs on any of our qualifying facilities. In the first half of 2012, the lower effective tax rate was driven by the effective settlement of certain state income tax examinations and remeasurements of uncertain tax positions included in our liability for unrecognized tax benefits. We decreased our provision for income taxes by $5.5 million in 2012, primarily related to the effective settlement and remeasurement of these positions.

Discontinued Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Discontinued operations, net of tax	$(0.8)	$(2.1)	(61.9)%	$5.3	$(1.2)	N/A

Second Quarter 2013 Compared with Second Quarter 2012

The loss from discontinued operations, net of tax, decreased $1.3 million in the second quarter of 2013. During the second quarter of 2012, we recorded an after-tax loss from discontinued operations of $1.5 million related to Westwood. See Note 5, “Discontinued Operations,” for more information.

Six Months 2013 Compared with Six Months 2012

Earnings from discontinued operations, net of tax, increased $6.5 million in 2013. In 2013, we remeasured uncertain tax positions included in our liability for unrecognized tax benefits after effectively settling a certain state income tax examination. We reduced the provision for income taxes related to this remeasurement, of which the majority was reported as discontinued operations. In 2012, we recorded an after-tax loss from discontinued operations of $1.9 million related to Beaver Falls and Syracuse. See Note 5, “Discontinued Operations,” for more information.

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

Operating Cash Flows

During the six months ended June 30, 2013, net cash provided by operating activities was $448.0 million, compared with $431.9 million for the same period in 2012. The $16.1 million increase in net cash provided by operating activities was largely driven a $182.8 million decrease in contributions to pension and other postretirement benefit plans. Partially offsetting this increase were the following:

•	A $50.0 million payment in 2013 for WPS's early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•
A $49.7 million decrease in cash at PGL and NSG due to natural gas cost under-collections from customers in 2013 versus natural gas cost over-collections from customers in 2012. The period-over-period change was driven by higher natural gas prices in 2013.

•
A $34.4 million decrease in cash received from income taxes, primarily due to a federal income tax refund received in 2012 for a net operating loss incurred in 2010 that was carried back to a prior year. The 2010 net operating loss was driven by bonus depreciation.

•	A $12.1 million period-over-period increase in collateral on deposit, primarily due to increased collateral requirements in 2013 resulting from Integrys Energy Services' acquisitions.

•
A $10.9 million decrease in cash generated from inventory driven by an increase in cash used to purchase natural gas that was injected into storage. The increase was driven by higher natural gas prices in 2013.

Investing Cash Flows

Net cash used for investing activities was $644.4 million during the six months ended June 30, 2013, compared with $262.4 million for the same period in 2012. The $382.0 million increase in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 for WPS's purchase of Fox Energy Company LLC. See Note 4, "Acquisitions," for more information regarding this purchase. Also contributing to the increase was a $50.9 million increase in cash used for other capital expenditures (discussed below). These increases in net cash used were partially offset by a $69.0 million positive impact from the receipt of a Section 1603 Grant for the Crane Creek Wind Project in 2013.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2013	2012	Change
Natural gas utility	$169.2	$153.4	$15.8
Electric utility	496.4	67.6	428.8
Integrys Energy Services	4.2	15.7	(11.5)
Holding company and other	21.9	12.5	9.4
Integrys Energy Group consolidated	$691.7	$249.2	$442.5

The increase in capital expenditures at the electric utility segment was primarily due to WPS's purchase of Fox Energy Company LLC in 2013 and an increase in expenditures related to environmental compliance projects at the Columbia plant.

Financing Cash Flows

Net cash provided by financing activities was $187.3 million during the six months ended June 30, 2013, compared with $173.6 million of net cash used for financing activities for the same period in 2012. The $360.9 million period-over-period positive impact from financing activities was primarily due to the following:

•	WPS borrowed $200.0 million under its term credit facility in 2013 to finance the acquisition of Fox Energy Company LLC.

•	A $175.1 million positive impact from $150.8 million of net borrowings of commercial paper in 2013, compared with $24.3 million of net repayments in 2012.

•
A $48.1 million decrease in cash used to purchase shares of our common stock on the open market to satisfy stock-based compensation obligations. We began issuing new shares to meet these obligations in February 2013.

Partially offsetting these increases was an $82.8 million net decrease in cash due to a $158.8 million increase in the repayment of long-term debt, which was partially offset by a $76.0 million increase in the issuance of long-term debt.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2013, including those of our subsidiaries:

		Payments Due By Period
(Millions)	Total Amounts Committed	2013	2014 to 2015	2016 to 2017	2018 and Later Years
Long-term debt principal and interest payments (1)	$3,346.3	$228.6	$406.5	$635.8	$2,075.4
Operating lease obligations	91.0	4.2	12.2	12.5	62.1
Energy and transportation purchase obligations (2)	3,029.3	733.7	1,185.8	310.7	799.1
Purchase orders (3)	722.3	714.0	3.3	0.8	4.2
Capital contributions to equity method investment	3.4	3.4	—	—	—
Pension and other postretirement funding obligations (4)	538.4	37.0	170.6	60.8	270.0
Uncertain tax positions	1.3	1.3	—	—	—
Total contractual cash obligations	$7,732.0	$1,722.2	$1,778.4	$1,020.6	$3,210.8

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

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $628.1 million at June 30, 2013, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 12, "Commitments and Contingencies," for more information about environmental liabilities. The table also does not reflect estimated future payments for the June 30, 2013 liability of $2.3 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 11, "Income Taxes," for more information about unrecognized tax benefits.

Capital Requirements

Projected capital expenditures by segment for 2013 through 2015, including amounts expended through June 30, 2013, are as follows:

(Millions)
Natural Gas Utility
Distribution projects and underground storage facilities	$1,214
Other projects	71

Electric Utility
Environmental projects *	426
Acquisition of Fox Energy Center	392
Distribution and energy supply operations projects	335
Other projects	58

Integrys Energy Services
Renewable energy and other projects	151

Holding Company and Other
Compressed natural gas fueling stations	142
Corporate or shared services software and infrastructure projects	152
Repairs and safety measures at nonutility hydroelectric facilities	3
Total capital expenditures	$2,944

*
Includes approximately $274 million related to the installation of ReACTTM emission control technology at Weston 3 and approximately $131 million related to the installation of scrubbers at the Columbia plant.

We expect to provide capital contributions to ATC (not included in the above table) of approximately $48 million from 2013 through 2015.

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

At June 30, 2013, we and each of our subsidiaries were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 9, "Short-Term Debt and Lines of Credit," for more information on credit facilities and other short-term credit agreements. See Note 10, "Long-Term Debt," for more information on long-term debt.

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

Other Future Considerations

Decoupling

The Illinois Attorney General and Citizens Utility Board had appealed the ICC's authority to approve PGL's and NSG's permanent decoupling mechanism. As a result, revenues collected under this mechanism were potentially subject to refund. In 2012, PGL and NSG established offsetting reserves equal to decoupling amounts accrued. In March 2013, the Illinois Appellate Court affirmed the ICC's authority to approve the permanent decoupling mechanism. Therefore, PGL's and NSG's permanent decoupling mechanism is in place for 2013. In June 2013, the Illinois Attorney General and Citizens Utility Board petitioned the Illinois Supreme Court to appeal the Court's decision. The Illinois Supreme Court has no deadline to decide whether to grant the request for appeal. Decoupling amounts recorded in 2012 and 2013 are expected to be recovered or refunded, absent an adverse Illinois Supreme Court decision.

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

In June 2013, President Obama announced that he was directing the EPA to re-propose carbon emission limits for new plants by September 20, 2013, and finalize them in a timely manner. The EPA was also directed to propose a rule for existing units by no later than June 1, 2014, and issue a final rule by June 1, 2015, with state implementation plans due by June 30, 2016. Facility compliance deadlines will be included in the final state plans.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010. The final Commodity Futures Trading Commission (CFTC) rulemakings, which are essential to the Dodd-Frank Act's new framework for swaps regulation, are now becoming effective for certain companies and certain transactions. Some of the rules have not been finalized yet, are being challenged in court, or are subject to ongoing interpretations, clarifications, no-action letters, and other guidance being issued by the CFTC and its staff. As a result, it is difficult to predict how the CFTC's final Dodd-Frank Act rules will ultimately affect us. Certain provisions of the Dodd-Frank Act relating to derivatives could significantly increase our regulatory costs and/or collateral requirements, even for the derivatives we use to hedge our commercial risks. We continue to monitor developments related to the Dodd-Frank Act rulemakings and their potential impacts on our future financial results. At this time, we are making the necessary systems and process changes to be in a position to comply with the rules within the CFTC's implementation timelines.

Tax Law Changes

In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012. This act extends 50% bonus tax depreciation through 2013 for most capital expenditures. This bonus tax depreciation extension is anticipated to generate future cash flows in excess of $100 million through 2015.

In June 2013, Governor Walker signed into law a three-year budget bill, 2013 Wisconsin Act 20, which is effective January 1, 2014. Among other provisions, this Act will conform the Wisconsin tax code to the federal tax code with respect to tax depreciation and basis differences. This tax law change will accelerate the generation of future cash flows in excess of $15 million over a five-year amortization period through 2018.

The Natural Gas Consumer, Safety & Reliability Act

On July 5, 2013, Public Act 98-0057 (formerly Senate Bill 2266), The Natural Gas Consumer, Safety & Reliability Act, became law. The Act gives certain natural gas utilities, including PGL, a cost recovery mechanism for Illinois natural gas infrastructure upgrades that will be collected through a rider adjustment on customer bills. On July 31, 2013, the ICC adopted emergency rules to implement the law. Natural gas utilities may now file with the ICC requesting the proposed rider, and the ICC has 120 days to act on the filing. The ICC also opened a docket to develop permanent rules, which will replace the emergency rules. This Act eliminates a requirement for PGL and NSG to file biennial rate proceedings under existing Illinois coal-to-gas legislation once PGL obtains an infrastructure tariff.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012, are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of April 1, 2013. No impairment was recorded as a result of these tests. See Note 8, "Goodwill and Other Intangible Assets," for our goodwill balances by segment. For all of our reporting units, the fair value calculated in step one of the test was greater than the carrying value. The fair value was calculated using an equal weighting of the income approach and the market approach.

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

The fair values of the WPS natural gas utility, Integrys Energy Services, and ITF reporting units exceeded the carrying values by a substantial amount. Based on these results, these reporting units are not at risk of failing step one of the goodwill impairment test.

The fair values calculated in the first step of the test for MGU, MERC, NSG, and PGL exceeded the carrying values by approximately 3%-19%. Due to the subjectivity of the assumptions and estimates underlying the impairment analyses, we cannot provide assurance that future analyses will not result in impairments. As a result, we performed a sensitivity analysis on key assumptions for these reporting units. The following table shows the change in each assumption, holding all other inputs constant, which would result in a fair value at or below carrying value, causing the applicable reporting unit to fail step one of the test. Failing step one would result in a goodwill impairment that could be material, as the carrying value of the identifiable assets and liabilities is considered fair value for regulated companies. This is because a regulator would typically not allow the assets and liabilities of a regulated company to be increased or decreased, allowing for a change in recovery from ratepayers, as a result of an acquisition or other change in ownership.

Change in key inputs (in basis points)	MGU	MERC	NSG	PGL
Discount rate	20	30	280	120
Terminal year return on equity	(180)	(220)	(535)	(387)
Terminal year growth rate	(25)	(25)	N/A *	(125)

*	Even with a terminal year growth rate of 0%, assuming all other inputs remained constant, NSG would still have passed the first step of the goodwill impairment test.

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

The VaR for Integrys Energy Services’ open commodity positions at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2013	2012
As of June 30	$0.2	$0.1
Average for 12 months ended June 30	0.2	0.1
High for 12 months ended June 30	0.2	0.2
Low for 12 months ended June 30	0.1	0.1

The VaR for Integrys Energy Services’ open commodity positions at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2013	2012
As of June 30	$0.9	$0.4
Average for 12 months ended June 30	0.7	0.5
High for 12 months ended June 30	0.9	0.7
Low for 12 months ended June 30	0.6	0.4

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

Based on the variable rate debt outstanding at June 30, 2013, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $8.3 million. Comparatively, based on the variable rate debt outstanding at June 30, 2012, an increase in interest rates of 100 basis points would have increased annual interest expense by $3.1 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We are a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to make payments to us in the form of dividends or otherwise. For information regarding restrictions on the ability of our subsidiaries to pay us dividends, see Note 16, "Common Equity."

Issuer Purchases of Equity Securities

As of February 5, 2013, we began issuing new shares of common stock to meet the requirements of our Stock Investment Plan and certain stock-based employee benefit and compensation plans. Prior to this date, shares were purchased in the open market to meet the requirements of these plans. There were no common stock purchases during the three months ended June 30, 2013.

Item 5. Other Information

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." The new guidance requires enhanced disclosures about offsetting and related arrangements. ASU 2013-01, "Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities," was issued in January 2013. This guidance clarifies that the scope of ASU 2011-11 applies to certain derivatives included in the Derivatives and Hedging Topic of the FASB ASC. We adopted the new guidance on January 1, 2013. The following presents the retrospective application of this guidance for the year ended December 31, 2011:

	December 31, 2011
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements
Utility Segments	$11.6	$0.7	$10.9
Nonregulated Segments	280.0	128.5	151.5
Total	291.6	129.2	162.4
Derivative assets not subject to master netting or similar arrangements	—		—
Total risk management assets	$291.6		$162.4

Derivative liabilities subject to master netting or similar arrangements
Utility Segments	$44.8	$6.0	$38.8
Nonregulated Segments	356.7	154.9	201.8
Total	401.5	160.9	240.6
Derivative liabilities not subject to master netting or similar arrangements	12.1		12.1
Total risk management liabilities	$413.6		$252.7

Item 6. Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRYS ENERGY GROUP, INC.
(Registrant)

Date: August 6, 2013
Linda M. Kallas
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit No.	Description

3	Integrys Energy Group, Inc. By-laws as in effect at May 16, 2013 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed May 20, 2013).

10
Separation Agreement, dated as of April 17, 2013, among Integrys Energy Group, Inc., Integrys Business Support, LLC and Joseph P. O’Leary (Incorporated by reference to Exhibit 10 to Integrys Energy Group's Form 8-K filed April 18, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Integrys Energy Group, Inc. for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information.